Form 10-K
period 1996-06-30
MODERN TECHNOLOGY CORP
filed 1996-09-30
CIK 711422

SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C. 20549

                                                Form 10-K


                          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES ACT OF 1934(Fee Required)


For The Fiscal Year                                  Commission File #2-80891-NY
Ended June 30, 1996


                                         MODERN TECHNOLOGY CORP.

                         (Exact Name of Registrant as Specified in its Charter)


Nevada                                                             11-2620387

(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                          Identification Number)


             461 Beach 124 Street. P.O.B. 940007. Belle Harbor, New York 11694

        (Address of Principal Executive Office)                      (Zip Code)


                                              (718)474-6568

                          (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days.


Yes    \X\                                          No  \ \

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. \X\Yes \ \No


As of September 18, 1996, there was no aggregate market value of the voting stock held by non-affiliates of the Registrant due to the fact that there was no trading market in the shares of the Registrant.

The Number of Shares Outstanding of Common Stock $.0001 par value at June 30, 1996 was 20,150,000.

Documents Incorporated by Reference:  None.
                                                 PART 1

1.  Business

        The Registrant is engaged in aiding prospective clients in obtaining financing and in providing managerial services to client companies. During the year ended June 30, 1996, the Registrant was involved in providing managerial services to Davin Enterprises Inc. ("Davin") which it also had aided in obtaining financing. The Registrant received managerial fees of $9,600 from Davin during the year ended June 30, 1996.

        Presently, the Registrant is seeking out joint venture candidates and companies for which it can aid in providing financing and managerial services although no assurances can be given that the Registrant will be successful in gaining new clients in the near future.

        During the year ended June 30, 1996, the Registrant purchased 25,000 shares of Delta Three Inc. for $25,000-. Delta Three Inc.
is a telecommunications provider, using Internet technology for voice transmission.

        During the fiscal year ended June 30, 1996, the Registrant had a net loss of $3,720. Its revenue for the year ended June 30, 1996 was derived from management income amounting to $9,600 and interest income of $30,849. Total revenues for the year ended June 30, 1996 amounted to $40,449.

Item 2.  Properties.

        As of June 30, 1996, the Registrant owned no property. The Registrant has its offices in the home of its officers, using approximately 200 square feet for which it pays no rent.

Item 3.  Legal Proceedings.

        None

Item 4.  Submission of Matters to a Vote of Security Holders.

        None

                                                 PART II

Item 5.         Market for Registrant's Common Equity and Related
                Stockholders Matters.

        During the past three fiscal years there was no market for the shares of the Registrant.

     On September 12, 1996, there was no market for the shares of the Registrant.

Number of Shareholders - 374 shareholders of record as of 9/12/96.

Dividends - None paid.

Item 6.         Selected Financial Data

                                            for the Year ended June 30,
                      1996        1995          1994         1993       1992

Total Revenues       $40,449     $40,708       $31,278     $36,803    $398,900
Operating Income
 (Loss)                6,777     (14,375)      (10,694)     (2,255)    338,091
Net Income (Loss)     (3,720)    (14,375)      (10,694)     (2,255)    224,095
Net Income (Loss)
 per share              NIL         NIL           NIL         NIL        .0111
Total Assets         718,443     721,014       735,389     747,283     862,558
Long Term Debt           -0-         -0-           -0-         -0-         -0-
Dividends                -0-         -0-           -0-         -0-         -0-

Item 7.         Management's Discussion and Analysis of Results of
                Operations.

        The Registrant had a net loss of $3,720 for the year ended June 30, 1996. The net loss for the year ended June 30, 1995 amounted to $14,375.

        Fiscal year 1996 revenues and income was mainly influenced by interest income and management income. During fiscal year 1996, the revenues amounted to $40,449 as compared with fiscal year 1995 revenues of $40,708. Operating expenses declined in fiscal year
1996 as compared with the comparative fiscal year 1995 figure. The net loss for fiscal year 1996 was principally due to a loss experienced by an affiliated company, Soft Sail Wind Power Inc. (accounted for by the Registrant under the equity method); the Registrant's share of the loss for fiscal year 1996 amounted to $9,486.

        The Registrant has been receiving a monthly management fee of $800 from Davin for the fiscal year ended June 30, 1996. The Registrant provides administrative, clerical, bookkeeping and other services to Davin. At June 30, 1996, the Registrant owned 501,000 restricted shares of Davin, at a cost of $7,950, representing 25.8% of the outstanding shares of Davin.

        On July 27, 1994, the Registrant signed an agreement to invest $40,000 for a 40% ownership interest in a company entitled Soft
Sail Wind Power Inc. The purpose of Soft Sail Wind Power Inc. will be to exploit and commercialize wind power. During fiscal year
1996, the Registrant loaned Soft Sail Wind Power Inc. an additional $11,400 and received additional shares. The Registrant presently owns a 36% ownership interest in Soft Sail Wind Power Inc.

        During fiscal year 1995, the Registrant purchased an investment in TTR Inc., amounting to a 10% promissory note in the amount of $25,000 with warrants for 4,000 shares exercisable at $.01 per share at the time of a TTR initial public offering. TTR Inc. was incorporated for the purpose of designing, developing and marketing computer software products. Recently, TTR Inc. filed an inital public offering of 1,275,000 shares at $6 each. No assurance can be given that the public offering of shares will be successfully completed.

        During the year ended June 30, 1996 the Registrant purchased 25,000 shares of Delta Three Inc. for $25,000-. Delta Three Inc.
is a telecommunications provider using Internet technology for voice transmission.

        At June 30, 1996 the Registrant's total assets amounted to $718,443 as compared with $721,014 for total assets at June 30, 1995. At June 30, 1996, stockholders' equity amounted to $716,094, as compared with $719,814 at June 30, 1995.

Item 8.         Financial Statements.

        Attached.

Item 9.         Changes In and Disagreement With Accountants on
                Accounting and Financial Disclosure.

        None.


                                                PART III

Item 10.        Directors and Executive Officers.

        The executive officers and directors of the Registrant are as follows:

Name                    Age     Title                     Term Expires

Arthur Seidenfeld       45      President and Director    Next Annual Meeting

Anne Seidenfeld         83      Treasurer, Secretary      Next Annual Meeting
                                        and Director
Gerald Kaufman          55      Director                  Next Annual Meeting


        Each of the above named individuals has served the Registrant in the capacity indicated since its formation on July 27, 1982 with the exception of Anne Seidenfeld who became a director of the Registrant on March 31, 1989 and treasurer on December 17, 1989 and Gerald Kaufman who became a director in 1990.

        Arthur Seidenfeld, has been president and a director of the Registrant since its formation. Mr. Seidenfeld was awarded a B.S. Degree in Accounting from New York University in 1972 and a M.B.A. Degree in Finance in 1978 from Pace University.

        He is also president and director of Daine Industries, Inc., a publicly traded company which through its wholly owned subsidiary, Lite King Corp, is engaged in the manufacture of wiring devices. He is also president and director of Davin Enterprises, Inc., a publicly traded company that went public in Sept. 1987, which is seeking out appropriate business opportunities and which also has an equity position in Target Vision, Inc., a privately owned company in the computerized communication field. From July 1994, he is also treasurer-secretary of Soft Sail Wind Power Inc., a newly established company engaged in wind energy research and development activities.
        Anne Seidenfeld, Treasurer, Secretary and Director, received her diploma from Washington Irving High School, New York City, in 1931. Mrs. Seidenfeld is the Treasurer, Secretary and Director of Daine Industries, Inc. and Davin Enterprises, Inc.

        Gerald Kaufman, Director, has been a practicing attorney for over twenty five years. He has served as a director of the Registrant, along with being a director of Daine Industries Inc.
and Davin Enterprises, Inc. since November 1990. He has also been a director of American Mayflower Life Insurance Co. since 1973.

        Arthur Seidenfeld is the son of Anne Seidenfeld.

Item 11.        Management-Remuneration and Transactions.

        During the fiscal year ended June 30, 1996, management salaries were as follows:

        Anne Seidenfeld - Treasurer-Secretary $7,200

        The Company's president, Arthur Seidenfeld, did not receive a salaryfor the year ended June 30, 1996. Anne Seidenfeld, the Company's treasurer and secretary, pursuant to an oral agreement with the Company earned $7,200 as an annual salary effective through June 30, 1996.


                                                 PART IV

Item 12.        Security Ownership of Certain Beneficial Owners and
                Management.

        a. The following are known to Registrant to be beneficial owners of 5% or more of the Registrant's common stock.

Title of Class
Common Stock

Name of Beneficial Owner             Amount & Nature of         Percentage
                                     Beneficial Ownership       of Class

Arthur Seidenfeld
461 Beach 124 Street
Belle Harbor, New York                9,654,820                  47.9%

Anne Seidenfeld
461 Beach 124 Street
Belle Harbor, New York                2,426,500                  12.0%

All Officers and
Directors as a Group (3)             12,081,320                  59.9%

        b. The shares owned by management are as follows:

Common Stock.

Name of Beneficial Owner        Amount & Nature of                Percentage
                                Beneficial Ownership              of Class

Arthur Seidenfeld               9,654,820                          47.9%
Anne Seidenfeld                 2,426,500                          12.0%

Item 13.        Certain Relationships and Related Transactions:

        For the year ended June 30, 1996, the Registrant received management fees from Davin Enterprises, Inc. amounting to $9,600. Arthur Seidenfeld, President and a director of the Registrant owns 29.4% of the outstanding shares of Davin Enterprises, Inc. Anne Seidenfeld, Treasurer-Secretary and a director of the Registrant owns 0.2% of the outstanding shares of Davin Enterprises, Inc.

                                         MODERN TECHNOLOGY CORP.
                               INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                               FILED WITH THE ANNUAL REPORT OF THE COMPANY
                                              ON FORM 10-K

ITEM 14- EXHIBITS

        Financial Statements and Schedules and Reports on Form 8-K.

ACCOUNTANT'S REPORT
BALANCE SHEET AS OF JUNE 30, 1995 and JUNE 30, 1996
STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD JULY 1, 1993 TO
        JUNE 30, 1996
STATEMENT OF OPERATINS FOR THE YEARS ENDED JUNE 30, 1994, 1995, and
        1996
STATEMENT OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 1994, 1995 and
        1996
NOTES TO FINANCIAL STATEMENTS

SCHEDULES
I                       SUPPLEMENTARY PROFIT AND LOSS INFORMATION



















                                        MODERN TECHNNOLOGY CORP.

                                          FINANCIAL STATEMENTS

                                         JUNE 30, 1996 AND 1995














                                                I N D E X









                                                                         Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         1


BALANCE SHEETS                                                             2


STATEMENT OF STOCKHOLDERS' EQUITY                                          3


STATEMENTS OF OPERATIONS                                                   4


STATEMENTS OF CASH FLOWS                                                   5


NOTES TO THE FINANCIAL STATEMENTS                                         6-8










                           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
MODERN TECHNOLOGY CORP.
Belle Harbor, New York  11694


We have audited the accompanying balance sheets of MODERN TECHNOLOGY CORP. as at June 30, 1996 and 1995 and the related statements of operations and stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of MODERN TECHNOLOGY CORP. at June 30, 1996 and 1995, and the results of its operations and cash flows for the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.




                                                        GREENBERG & COMPANY LLC

Springfield, New Jersey
September 12, 1996

                                                 MODERN TECHNOLOGY CORP.
                                                     BALANCE SHEETS




                                                               June 30,
                                                        1996              1995


                        A S S E T S


CURRENT ASSETS
   Cash and Cash Equivalents                          $616,268          $645,753


EQUIPMENT - At Cost                                      9,939             9,939
   Less:  Accumulated Depreciation                       9,939             9,939
                                                           -0-               -0-

INVESTMENTS
   Investments, At Cost (Note 2)                        74,770            49,770
   Investments, At Equity (Note 3)                      16,005            25,491
   Loan Receivable - Affiliate                          11,400               -0-
     Total Investments                                 102,175            75,261


TOTAL ASSETS                                          $718,443          $721,014



        L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y


CURRENT LIABILITIES
   Accrued Expenses and Taxes                         $  2,349          $  1,200

STOCKHOLDERS' EQUITY
   Common Stock Par Value $.0001
     Authorized;  150,000,000 Shares
     Issued and Outstanding:  20,150,000
       Shares                                            2,015             2,015
   Paid-In Capital in Excess of Par                    495,161           495,161
   Retained Earnings                                   218,918           222,638
     Total Stockholders' Equity                        716,094           719,814


TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                             $718,443          $721,014




The accompanying notes are an integral part of these financial statements.


                                          MODERN TECHNOLOGY CORP.
                                     STATEMENT OF STOCKHOLDERS' EQUITY
                                FOR THE PERIOD JULY 1, 1993 TO JUNE 30, 1996



                                                                                            Total
                                                 Par                      Retained          Stock-
                                     # of       Value   Paid-In           Earnings          holders'
                                    Shares     $.0001   Capital           (Deficit)          Equity



BALANCES AT
JULY 1, 1993                      20,150,000   $2,015  $495,161          $247,707          $744,883


(Loss) for
the Year Ended
June 30, 1994                                                             (10,694)          (10,694)


BALANCES AT
JUNE 30, 1994                     20,150,000    2,015   495,161           237,013           734,189


(Loss) for
the Year Ended
June 30, 1995                                                             (14,375)          (14,375)


BALANCES AT
JUNE 30, 1995                     20,150,000    2,015   495,161           222,638           719,814


(Loss) for
the Year Ended
June 30, 1996                                                              (3,720)          ( 3,720)


BALANCES AT
JUNE 30, 1996                     20,150,000    2,015   495,161           218,918           716,094










The accompanying notes are an integral part of these financial statements.


                                                 MODERN TECHNOLOGY CORP.
                                                STATEMENTS OF OPERATIONS



                                                                 For The Years Ended June 30,
                                                              1996                  1995                   1994

REVENUES

   Interest Income                                          $ 30,849              $ 31,108               $ 21,678

   Management Income                                           9,600                 9,600                  9,600

                                                              40,449                40,708                 31,278

EXPENSES

   Officers' Salaries                                          7,200                 8,200                 10,200

   General and Administrative
     Expenses                                                 26,472                31,925                 31,772

                                                              33,672                40,125                 41,972

INCOME (LOSS) BEFORE OTHER
   EXPENSES & TAXES                                           6,777                    583                (10,694)

OTHER EXPENSES & TAXES

   Equity in (Loss) of
     Affiliated Company                                      (9,486)               (14,958)                   -0-

   Income Tax Expense (Note 4)                               (1,011)                   -0-                    -0-


NET INCOME (LOSS)                                           $(3,720)              $(14,375)              $(10,694)

INCOME(LOSS) PER SHARE                                         NIL                   NIL                    NIL

NUMBER OF WEIGHTED AVERAGE
   SHARES OUTSTANDING                                       20,150,000            20,150,000             20,150,000










The accompanying notes are an integral part of these financial statements.


                                                MODERN TECHNOLOGY CORP.
                                                STATEMENTS OF CASH FLOWS



                                                                             For The Years Ended June 30,
                                                                       1996              1995              1994

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                 $ (3,720)         $(14,375)         $(10,694)
   Adjustments to Reconcile Net Income
      to Net Cash Provided By (Used In)
      Operating Activities:
         Changes in Assets and Liabilities:
             Decrease (Increase) Interest
               Receivable                                                -0-                -0-                -0-
             Increase (Decrease) Accrued
               Expenses                                                1,149                -0-            (1,200)

   Net Cash Provided By (Used In)
      Operating Activities                                            (2,571)           (14,375)          (11,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Write Down of Investments                                           9,486             14,958               -0-
   Purchase of Securities                                            (25,000)           (65,449)              -0-
   Loan - Affiliate                                                  (11,400)               -0-               -0-
      Net Cash (Used In) Provided By
         Investing Activities                                        (26,914)           (50,491)              -0-

Net Increase (Decrease) in Cash
   and Cash Equivalents                                              (29,485)           (64,866)          (11,894)

Cash and Cash Equivalents,
   Beginning of Year                                                 645,753            710,619           722,513


CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                      $616,268           $645,753          $710,619



Supplemental Disclosures Of Cash Flow Information

   Cash Paid During The Period For:
      Taxes                                                          $    -0-          $    -0-          $    -0-
      Interest                                                            -0-               -0-               -0-





The accompanying notes are an integral part of these financial statements.

                                                                   Page 5 of 8
                                         MODERN TECHNOLOGY CORP.
                                    NOTES TO THE FINANCIAL STATEMENTS
                                        JUNE 30, 1996, 1995, 1994


NOTE 1:         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                ACCOUNTING POLICIES

                Modern Technology Corp.'s accounting policies conform to generally accepted accounting principles. Significant policies followed are described below.

                PRINCIPLES OF CONSOLIDATION

                The Company has an investment in an affiliate, Soft Sail Wind Power Inc., which is accounted for on the equity method. The equity method of accounting is used when the company has a 20% to 50% interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by the company's share of undistributed earnings or losses of these companies.

                CASH AND CASH EQUIVALENTS

                Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less.

NOTE 2:         INVESTMENT IN EQUITY SECURITIES (AT COST)

                Investments in Equity Securities consist of the following:

                                                             June 30,
                                                      1996            1995
                Investment in 25,000 shares
                of Delta Three, Inc.                $25,000         $   -0-

                Investment in TTR Inc.
                10% promissory note                  25,000          25,000

                Investment in 72 million
                restricted shares in
                Daine Industries, Inc.               15,900          15,900

                Investment in 501,000
                restricted shares in
                Davin Enterprises, Inc.               7,950           7,950

                Investments in other
                restricted securities                   920             920

                                                    $74,770         $49,770

                                       MODERN TECHNOLOGY CORP.
                                    NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 1996, 1995, 1994(Continued)


                The Company purchased 72 million shares of Daine
                Industries, Inc. stock at a cost of $15,900. This represents 29% of the total outstanding shares of common stock.

                The Company purchased 501,000 shares of Davin
                Enterprises, Inc. at a cost of $7,950. This represents 25.8% of the total outstanding shares of common stock.

                The Company purchased an investment in TTR Inc., a 10% promissory note in the amount of $25,000 with warrants for 4,000 shares exercisable at $.01 at the time of a TTR initial public offering. TTR Inc. incorporated for the purpose of designing, developing, and marketing computer software products.

                The Company purchased 25,000 shares of Delta Three, Inc. for $25,000. Delta Three, Inc. is a telecommunications provider using Internet technology for voice transmission.


NOTE 3:         INVESTMENT IN AFFILIATE

                Investment in Soft Sail Wind Power, Inc. (representing approximately 36% of the outstanding common stock)


                The summarized unaudited financial information below represents the Company's nonsubsidiary affiliate:

                Balance Sheet Data at June 30, 1996
                  Total Assets                    $ 12,656
                  Total Liabilities                 11,400
                    Net Assets                       1,256
                  Company's Equity in Net Assets       452

                Earnings Data
                  Net Earnings (Loss)              (26,350)
                  Company's Equity in Net
                    Earnings (Loss)                 (9,486)

NOTE 4:         INCOME TAXES

                The Company has accrued taxes on an income tax basis in prior periods in accordance with APB opinion No. 11. Effective 1993 the company has adopted FAS 109 for reporting income taxes. This did not result in any material changes from prior periods.

                                         MODERN TECHNOLOGY CORP.
                                    NOTES TO THE FINANCIAL STATEMENTS
                                        JUNE 30, 1996, 1995, 1994
                                               (Continued)


                There were no differences between book and tax income. Income taxes are accrued at statutory income tax rates.

                                              6/30/96  6/30/95  6/30/94
                Current tax expense:
                  Federal income tax         $   427  $   -0-  $   -0-
                  State & city income tax        584      -0-      -0-
                Income Tax Expense           $ 1,011  $   -0-  $   -0-

NOTE 5:         POSTRETIREMENT BENEFITS

                The company does not maintain any employee benefits currently. The company does not maintain a plan for any postretirement employee benefits, therefore, no provision was made under FAS's 106 and 112.


NOTE 6:         RELATED PARTY TRANSACTIONS

                Davin Enterprises, Inc. (Davin) entered into an oral agreement with Modern Technology Corp. providing for the partial use of office space for Davin on a month to month basis. The company does not pay rent but pays a fee to Modern Technology Corp. for services. There were no outstanding balances between any companies.

                Arthur Seidenfeld, President and a director of the Company, owns 14.5% of the outstanding shares of Daine Industries, Inc. and 29.4% of the outstanding shares of Davin Enterprises, Inc. Anne Seidenfeld, Treasurer, Secretary and a director of the Company, owns 12% of the outstanding shares of Modern Technology Corp. Anne Seidenfeld is Arthur Seidenfeld's mother.

Our examination was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information contained in the following Schedules is presented for purposes of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by the Securities and Exchange Commission. Such information has been subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion, is fairly stated in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                        GREENBERG & COMPANY LLC
Springfield, New Jersey
September 12, 1996



                                               SCHEDULE I


                                         MODERN TECHNOLOGY CORP.

                              SUPPLEMENTAL PROFIT AND LOSS INFORMATION

                                    For the Year Ended June 30, 1996


Column A                                                        Column B

  Item                                                   Charged to costs and
                                                       expenses for the period

Legal expenses                                                 $8,400

Advertising and publicity                                         -0-

Sales promotion                                                   -0-

Payments directly and indirectly to trade associations
and service organizations, and contributions to other
organizations                                                     -0-


Total                                                          $8,400


Other schedules not submitted are omitted, because the informatin is included elsewhere in the financial statements or the notes thereto, or the conditions requiring the filing of these shcedules are not applicable.

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Securities Act of 1934 by Registrant which have not registered securities pursuant to Section 12 of the Securities Act of 1934.

a) No annual report or proxy material has been sent to security holders. When such report or proxy materials are furnished to securities holders subsequent to the filing of this report, copies shall be furnished to the Commission when sent to securities holders.

                                                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     MODERN TECHNOLOGY CORP.


                               By   Arthur J. Seidenfeld
                                    President, Principal Executive Officer
                                    and Principal Financial Officer
                                    Dated:  September 18, 1996



Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Name                  Title                          Date


Arthur Seidenfeld     President and Director         September 18, 1996


Anne Seidenfeld       Treasurer, Secretary           September 18, 1996
                          and Director


Gerald Kaufman        Director                       September 18, 1996