Form 10-Q
period 1996-09-30
MODERN TECHNOLOGY CORP
filed 1996-11-14
CIK 711422

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended September 30, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from               to

Commission file number 2-80891-NY

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


      (Former Name, Former Address and Former Fiscal Year,
                  If Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past ninety days.
Yes / X /  No /  /

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes /  /   No /  /

              APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.  20,150,000

                              10Q-1













                     MODERN TECHNOLOGY CORP.

                      FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1996






                            I N D E X




                                                            Page



ACCOUNTANTS' REVIEW REPORT                                    1


BALANCE SHEETS                                                2


STATEMENT OF STOCKHOLDERS' EQUITY                             3


STATEMENTS OF OPERATIONS                                      4


STATEMENTS OF CASH FLOWS                                      5


NOTES TO THE FINANCIAL STATEMENTS                            6-9










                   ACCOUNTANTS' REVIEW REPORT




To the Board of Directors and Stockholders
MODERN TECHNOLOGY CORP.
Belle Harbor, New York  11694

We have reviewed the balance sheets of MODERN TECHNOLOGY CORP. as at September 30, 1996, and the related statements of operations, stockholders' equity and cash flows for the three month periods ended September 30, 1996 and 1995, in accordance with standards established by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of June 30, 1996, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated September 12, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 1996 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



                                   GREENBERG & COMPANY, LLC

Springfield, New Jersey
October 29, 1996


                                                       Page 1 of 9
                       MODERN TECHNOLOGY CORP.
                            BALANCE SHEETS



                                      Sept. 30, 1996
                                        (Unaudited)    June 30, 1996


                              A S S E T S


CURRENT ASSETS
  Cash and Cash Equivalents              $616,164         $616,268
    Total Current Assets                  616,164          616,268

EQUIPMENT - At Cost                         9,939            9,939
  Less:  Accumulated Depreciation           9,939            9,939
                                              -0-              -0-


OTHER ASSETS
  Investments, At Cost                     74,770           74,770
  Investments, At Equity                   16,005           16,005
  Loan Receivable - Affiliate              11,400           11,400
    Total Other Assets                    102,175          102,175


TOTAL ASSETS                             $718,339         $718,443



L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y


CURRENT LIABILITIES
  Accrued Expenses and Taxes             $  1,568         $  2,349
    Total Current Liabilities               1,568            2,349

STOCKHOLDERS' EQUITY
  Common Stock Par Value $.0001
    Authorized:  150,000,000
    Shares Issued and Outstanding:
    20,150,000 Shares                       2,015            2,015
  Paid-In Capital in Excess of Par        495,161          495,161
  Retained Earnings                       219,595          218,918
    Total Stockholders' Equity            716,771          716,094


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $718,339         $718,443





Subject to the comments contained in the Accountants' Review Report.


                                                          Page 2 of 9
                          MODERN TECHNOLOGY CORP.
                     STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD JULY 1, 1994 TO SEPTEMBER 30, 1996



                                                                Total
                                   Par                          Stock-
                       # of       Value   Paid-In    Retained   holders'
                      Shares     $.0001   Capital    Earnings    Equity



BALANCES AT
JULY 1, 1994        20,150,000   $2,015   $495,161   $237,013   $734,189

Net (Loss) for
the Year Ended
June 30, 1995                                         (14,375)   (14,375)

BALANCES AT
JUNE 30, 1995       20,150,000    2,015    495,161    222,638    719,814

Net (Loss) for
the Year Ended
June 30, 1996                                          (3,720)    (3,720)

BALANCES AT
JUNE 30, 1996
(Audited)           20,150,000    2,015    495,161    218,918    716,094

Net Income for the
Three Months Ended
September 30, 1996                                        677        677


BALANCES AT
SEPTEMBER 30, 1996
(Unaudited)         20,150,000   $ 2,015  $495,161   $219,595   $716,771















Subject to the comments contained in the Accountants' Review Report.


                                                                Page 3 of 9
                        MODERN TECHNOLOGY CORP.
                       STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                     For The Three
                                                     Months Ended
                                                     September 30,
                                                    1996       1995


REVENUES

  Interest Income                                 $ 7,665    $ 8,078
  Management Income                                 2,400      2,400
    Total Revenues                                 10,065     10,478


EXPENSES

  Officers Salaries                                 1,800      1,800
  General and Administrative Expenses               7,424      5,107
    Total Expenses                                  9,224      6,907


INCOME (LOSS) INCOME BEFORE TAXES                     841      3,571

Income Tax Expense (Benefit) (Note 5)                 164     (1,008)


NET INCOME (LOSS)                                 $   677    $ 4,579


NET INCOME (LOSS) PER SHARE                         NIL        NIL


NUMBER OF WEIGHTED AVERAGE SHARES
  OUTSTANDING                                  20,150,000  20,150,000















Subject to the comments contained in the Accountants' Review Report.


                                                          Page 4 of 9
                        MODERN TECHNOLOGY CORP.
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)



                                                   For The Three
                                                   Months Ended
                                                   September 30,
                                                 1996        1995


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                            $    677    $  4,579
  Adjustments to Reconcile Net
   Income to Net Cash Provided By
   Operating Activities:
    Changes in Assets and Liabilities:
     (Decrease) Increase in Accrued
       Expenses                                    (781)      1,011

  Net Cash (Used In) Provided By
   Operating Activities                            (104)      5,590

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to Affiliate                                -0-     (11,000)

  Net Cash Provided By (Used In)
   Investing Activities                             -0-     (11,000)

Net (Decrease) Increase in Cash
  and Cash Equivalents                             (104)     (5,410)

Cash and Cash Equivalents,
  Beginning of Period                           616,268     645,753

CASH AND CASH EQUIVALENTS
  END OF PERIOD                                $616,164    $640,343


Supplemental Disclosures of
  Cash Flow Information
   Cash Paid During Period For:
     Taxes                                     $    807     $   143
     Interest                                       -0-         -0-









Subject to the comments contained in the Accountants' Review Report.

                     MODERN TECHNOLOGY CORP.
                NOTES TO THE FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1996
                           (Unaudited)


NOTE 1:   ORGANIZATION AND NATURE OF OPERATIONS

          Modern Technology Corp. (Modern) is a Nevada corporation. Modern is engaged in aiding prospective clients in obtaining financing and in providing managerial services to client companies. Modern's office is located in New York. Modern's clients are located throughout the world.


NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          ACCOUNTING POLICIES

          Modern Technology Corp.'s accounting policies conform to generally accepted accounting principles. Significant policies followed are described below.

          CASH AND CASH EQUIVALENTS

          Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less.

          PREPARATION OF FINANCIAL STATEMENTS

          Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the use of management's estimates, primarily related to the estimates of fair values for its investments and depreciable lives of furniture and equipment. Accordingly, actual results could differ from those estimates.


NOTE 3:   INVESTMENT IN EQUITY SECURITIES (At Cost, Which
          Approximates Market)

          Investments in Equity Securities consist of the following:

                     MODERN TECHNOLOGY CORP.
                NOTES TO THE FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1996
                           (Unaudited)
                           (Continued)


                                        Sept. 30,  June 30,
                                          1996       1996
          Investment in 25,000 Shares
          of Delta Three, Inc.          $25,000    $25,000

          Investment in TTR Inc.
          10% Promissory Note            25,000     25,000

          Investment in 72 million
          restricted shares in
          Daine Industries, Inc.         15,900     15,900

          Investment in 50,100,000
          restricted shares in
          Davin Enterprises, Inc.         7,950      7,950

          Investments in other
          restricted securities             920        920

          Total                         $74,770    $74,770



          The Company purchased 72 million shares of Daine
          Industries, Inc. stock at a cost of $15,900. This represents 29% of the total outstanding shares of common stock.

          The Company purchased 50,100,000 shares of Davin
          Enterprises, Inc. at a cost of $7,950.  This represents
          25.8% of the total outstanding shares of common stock.

          The Company purchased an investment in TTR Inc., a 10% promissory note in the amount of $25,000 with warrants for 4,000 shares exercisable at $.01 at the time of a TTR initial public offering. TTR Inc. incorporated for the purpose of designing, developing, and marketing computer software products.

          The Company purchased 25,000 shares of Delta Three Inc.
          for $25,000. Delta Three, Inc. is a telecommunications provider using Internet technology for voice transmission.

                     MODERN TECHNOLOGY CORP.
                NOTES TO THE FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1996
                           (Unaudited)
                           (Continued)


NOTE 4:   INVESTMENT IN AFFILIATE (At Equity)

          Investment in Soft Sail Wind Power Inc.
          (representing approximately 36% of the
          outstanding common stock)                $ 16,005

          The summarized unaudited financial information below represents the Company's nonsubsidiary affiliate:

          Balance Sheet Data at June 30, 1996:
            Total Assets                           $ 12,656
            Total Liabilities                        11,400
              Net Assets                              1,256
            Company's Equity in Net Assets              452

          Earnings Data at June 30, 1996:
            Net Earnings (Loss)                     (26,350)
            Company's Equity in Net
              Earnings (Loss)                        (9,486)


NOTE 5:   INCOME TAXES

          The Company has accrued taxes on an income tax basis in prior periods in accordance with APB opinion No. 11. Effective 1993 the Company adopted FAS 109 for reporting income taxes. This did not result in any material changes from prior periods.

          There were no differences between book and tax income.
          Income taxes are accrued at statutory income tax rates.

                                        9/30/96    9/30/95
          Current tax expense:
            Federal income tax            $  8     $   427
            State & city income tax        156         727
                                           164       1,154
          Net operating loss (NOL)
            carryback (refunds)            -0-      (2,162)
          Net tax expense (benefit)       $164     $(1,008)


NOTE 6:   POSTRETIREMENT BENEFITS

          The Company does not maintain any employee benefits currently. The Company does not maintain a plan for any postretirement employee benefits, therefore, no provision was made under FAS's 106 or 112.

                     MODERN TECHNOLOGY CORP.
                NOTES TO THE FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1996
                           (Unaudited)
                           (Continued)


NOTE 7:   RELATED PARTY TRANSACTIONS

          Davin Enterprises, Inc. (Davin) entered into an oral agreement with Modern Technology Corp. providing for the partial use of office space for Davin on a month to month basis. The company does not pay rent but pays a fee to Modern Technology Corp. for services. There were no outstanding balances between these companies.

          Arthur Seidenfeld, President and a director of the Company, owns 14.5% of the outstanding shares of Daine Industries, Inc. and 29.4% of the outstanding shares of Davin Enterprises, Inc. Anne Seidenfeld, Treasurer, Secretary and a director of the Company, owns 12% of the outstanding shares of Modern Technology Corp. Anne Seidenfeld is Arthur Seidenfeld's mother.



NOTE 8:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the Company for the period July 1, 1996 to September 30, 1996 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.






















                                                       Page 9 of 9
                     MODERN TECHNOLOGY CORP.
                 Part 1.  Financial Information

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          Modern Technology Corp. ("The Company") is engaged in aiding prospective clients in obtaining financing and in providing management services to client companies. During the three months ended September 30, 1996, the Registrant was involved in providing managerial services to one firm which it aided in obtaining financing, namely Davin Enterprises, Inc. ("Davin") and received management fees of $2,400 from Davin.

          During the three months ended September 30, 1996, the Registrant had net income of $677 as compared with net income of $4,579 during the three months ended September 30, 1995. The decrease in profitability for the comparative periods discussed in the previous sentence can be attributed to higher general and administrative expenses during the three month period discussed. During the three months ended September 30, 1996 and 1995, the Registrant's treasurer-secretary, Anne Seidenfeld received a salary of $1,800.

          The cash and cash equivalents balances along with holdings of U.S. Treasury Obligations of the Company as of September 30, 1996 and June 30, 1996 were $616,164 and $616,268.

          On July 27, 1994, the Registrant signed an agreement to purchase a 40% ownership interest in a company entitled Soft Sail Wind Power Inc. The purpose of Soft Sail Wind Power Inc. will be to exploit and commercialize wind power. The Registrant may also loan up to $60,000 to Soft Sail Wind Power Inc. for marketing and manufacturing activities, provided the Registrant believes that the prototype wind energy turbine developed by Soft Sail Wind Power Inc. proves acceptable for commercialization. As of September 30, 1996, the Registrant owned 404 shares of Soft Sail Wind Power Inc. at a cost of $40,449 and has loaned Soft Sail Wind Power Inc. $11,400.

          During the quarter ended March 31, 1995, the Registrant purchased one unit in TTR Inc. in the amount of $25,000, consisting of a 10% promissory note and warrants to purchase 4,000 shares exercisable at $.01 at the time of the TTR Inc. initial public offering. TTR Inc. was incorporated for the purpose of designing, developing and marketing computer software products. A registration statement for the sale of 1,275,000 shares and 600,000 warrants has been filed with the Securities and Exchange Commission on September 12, 1996, with an anticipated unit price of $6 each to be underwritten by First Metropolitan Securities Inc. No assurance can be given that the proposed public offering of TTR Inc. units will be successfully completed.

          During the quarter ended June 30, 1996, the Registrant purchased 25,000 shares of Delta Three Inc. for $25,000. Delta Three Inc. is an Israeli based telecommunications provider using Internet technology for voice transmission.
          The Registrant expects that its current balances of cash and cash equivalents will be sufficient to meet its minimum planned capital and liquidity needs for the next year. The Company does not believe that the impact of inflation on its activities is significant.

                   Part 2.  Other Information


Item 1.   Legal Proceedings.  None.


Item 2.   Changes in Securities.  None.


Item 3.   Defaults upon Senior Securities.  None.


Item 4.   Submission of Matters to a Vote of Security Holders.
          None.


Item 5.   Other Materially Important Events.  None.


Item 6.   Exhibits and Reports on Form 8-K.  None.


                           SIGNATURES


          Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     MODERN TECHNOLOGY CORP.


                   By:
                       Arthur J. Seidenfeld
                 President, Chief Executive and
                     Chief Financial Officer
                        November 12, 1996