Form 10-K/A
period 1996-06-30
MODERN TECHNOLOGY CORP
filed 1996-11-18
CIK 711422

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


                                                     MODERN TECHNOLOGY CORP.


                               By   Arthur J. Seidenfeld
                                    President, Principal Executive Officer
                                    and Principal Financial Officer
                                    Dated:  November 18, 1996



Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Name                  Title                          Date


Arthur Seidenfeld     President and Director         November 18, 1996


Anne Seidenfeld       Treasurer, Secretary           November 18, 1996
                          and Director


Gerald Kaufman        Director                       November 18, 1996