Form 10-K/A
period 1996-06-30
MODERN TECHNOLOGY CORP
filed 1996-12-05
CIK 711422

ITEM 14- EXHIBITS

	Financial Statements and Schedules and Reports on Form 8-K.

ACCOUNTANT'S REPORT
BALANCE SHEET AS OF JUNE 30, 1995 and JUNE 30, 1996
STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD JULY 1, 1993 TO
 	JUNE 30, 1996
STATEMENT OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 1994, 1995,
 	and 1996
STATEMENT OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 1994, 1995,
 	and 1996
NOTES TO FINANCIAL STATEMENTS
SCHEDULES
I			       SUPPLEMENTARY PROFIT AND LOSS INFORMATION
EX-27      FINANCIAL DATA SCHEDULE-FILED AS ADDITIONAL
           DOCUMENT, TYPE EX-27

                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   MODERN TECHNOLOGY CORP.

                   By  Arthur J. Seidenfeld
                       President, Principal Executive Officer
                       and Principal Financial Officer
                       Dated:  December 3, 1996

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
NAME                     TITLE                       DATE

ARTHUR J SEIDENFELD      PRESIDENT AND DIRECTOR      DECEMBER 3, 1996

ANNE SEIDENFELD          TREASURER, SECRETARY        DECEMBER 3, 1996
                         AND DIRECTOR

GERALD KAUFMAN           DIRECTOR                    DECEMBER 3, 1996