Form 10-Q
period 1996-12-31
MODERN TECHNOLOGY CORP
filed 1997-02-14
CIK 711422

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended December 31, 1996 or

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

             240 Clarkson Avenue, Brooklyn, NY 11226

(Address of Principal Executive Office)           (Zip Code)

                          (718)469-3132

      (Registrant's Telephone Number, Including Area Code)

          461 Beach 124 Street, Belle Harbor, NY 11694

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













                     MODERN TECHNOLOGY CORP.

                      FINANCIAL STATEMENTS

                        DECEMBER 31, 1996






                            I N D E X




                                                            Page



INDEPENDENT ACCOUNTANTS' REVIEW REPORT                        1


CONSOLIDATED BALANCE SHEETS                                   2


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                3


CONSOLIDATED STATEMENTS OF OPERATIONS                        4-5


CONSOLIDATED STATEMENTS OF CASH FLOWS                         6


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS               7-10










             INDEPENDENT ACCOUNTANTS' REVIEW REPORT




To the Board of Directors and Stockholders
MODERN TECHNOLOGY CORP.
Brooklyn, NY

We have reviewed the consolidated balance sheets of MODERN TECHNOLOGY CORP. as at December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the six month periods ended December 31, 1996 and 1995, in accordance with standards established by the American Institute of Certified Public Accountants.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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



                                   GREENBERG & COMPANY, LLC

Springfield, New Jersey
January 14, 1997

                                                       Page 1 of 10
                        MODERN TECHNOLOGY CORP.
                      CONSOLIDATED BALANCE SHEETS



                                      Dec. 31, 1996
                                        (Unaudited)    June 30, 1996


                              A S S E T S


CURRENT ASSETS
  Cash and Cash Equivalents              $617,185         $616,268
    Total Current Assets                  617,185          616,268

EQUIPMENT - At Cost                         9,939            9,939
  Less:  Accumulated Depreciation           9,939            9,939
                                              -0-              -0-


OTHER ASSETS
  Investments, At Cost                     74,770           74,770
  Investments, At Equity                   16,005           16,005
  Loan Receivable - Affiliate              11,400           11,400
  Other Assets                                300              -0-
    Total Other Assets                    102,475          102,175


TOTAL ASSETS                             $719,660         $718,443



L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y


CURRENT LIABILITIES
  Accrued Expenses and Taxes             $  1,842         $  2,349
    Total Current Liabilities               1,842            2,349

STOCKHOLDERS' EQUITY
  Common Stock Par Value $.0001
    Authorized:  150,000,000
    Shares Issued and Outstanding:
    20,150,000 Shares                       2,015            2,015
  Paid-In Capital in Excess of Par        495,161          495,161
  Retained Earnings                       220,642          218,918
    Total Stockholders' Equity            717,818          716,094


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $719,660         $718,443


Subject to the comments contained in the Accountants' Review Report.

                          MODERN TECHNOLOGY CORP.
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD JULY 1, 1994 TO DECEMBER 31, 1996



                       Common Stock                             Total
                                   Par                          Stock-
                       # of       Value   Paid-In    Retained   holders'
                      Shares     $.0001   Capital    Earnings    Equity



BALANCES AT
JULY 1, 1994        20,150,000   $2,015   $495,161   $237,013   $734,189

Net (Loss) for
the Year Ended
June 30, 1995                                         (14,375)   (14,375)

BALANCES AT
JUNE 30, 1995       20,150,000    2,015    495,161    222,638    719,814

Net (Loss) for
the Year Ended
June 30, 1996                                          (3,720)    (3,720)

BALANCES AT
JUNE 30, 1996
(Audited)           20,150,000    2,015    495,161    218,918    716,094

Net Income for the
Six Months Ended
December 31, 1996                                       1,724      1,724


BALANCES AT
DECEMBER 31, 1996
(Unaudited)         20,150,000   $ 2,015  $495,161   $220,642   $717,818















Subject to the comments contained in the Accountants' Review Report.

                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                     For The Three
                                                     Months Ended
                                                      December 31,
                                                    1996       1995


REVENUES

  Interest Income                                 $ 6,888    $ 8,350
  Management Income                                 2,400      2,400
                                                    9,288     10,750


EXPENSES

  Officers Salaries                                 1,800      1,800
  General and Administrative Expenses               6,167     10,536
                                                    7,967     12,336


INCOME (LOSS) BEFORE TAXES                          1,321     (1,586)

  Income Tax Expense (Note 5)                         274        -0-


NET INCOME (LOSS)                                 $ 1,047    $(1,586)


NET INCOME (LOSS) PER SHARE                         NIL        NIL


NUMBER OF WEIGHTED AVERAGE SHARES
  OUTSTANDING                                  20,150,000  20,150,000















Subject to the comments contained in the Accountants' Review Report.

                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                     For The Six
                                                     Months Ended
                                                      December 31,
                                                    1996       1995


REVENUES

  Interest Income                                 $14,553    $16,428
  Management Income                                 4,800      4,800
                                                   19,353     21,228


EXPENSES

  Officers Salaries                                 3,600      3,600
  General and Administrative Expenses              13,591     15,643
                                                   17,191     19,243


INCOME (LOSS) BEFORE TAXES                          2,162      1,985

Income Tax Expense (Benefit) (Note 5)                 438     (1,008)


NET INCOME (LOSS)                                 $ 1,724    $ 2,993


NET INCOME (LOSS) PER SHARE                         NIL        NIL


NUMBER OF WEIGHTED AVERAGE SHARES
  OUTSTANDING                                  20,150,000  20,150,000















Subject to the comments contained in the Accountants' Review Report.

                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)



                                                   For The Six
                                                   Months Ended
                                                    December 31,
                                                 1996        1995


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                            $  1,724    $  2,993
  Adjustments to Reconcile Net
   Income to Net Cash Provided By
   Operating Activities:
    Changes in Assets and Liabilities:
     (Increase) in Other Assets                    (300)        -0-
     (Decrease) Increase in Accrued
       Expenses                                    (507)      1,011

  Net Cash Provided By (Used In)
   Operating Activities                             917       4,004

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to Affiliate                                -0-     (11,400)

  Net Cash Provided By (Used In)
   Investing Activities                             -0-     (11,400)

Net (Decrease) Increase in Cash
  and Cash Equivalents                              917      (7,396)

Cash and Cash Equivalents,
  Beginning of Period                           616,268     645,753

CASH AND CASH EQUIVALENTS
  END OF PERIOD                                $617,185    $638,357


Supplemental Disclosures of
  Cash Flow Information
   Cash Paid During Period For:
     Taxes                                     $   807     $    143
     Interest                                       -0-         -0-








Subject to the comments contained in the Accountants' Review Report.

                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                           (Unaudited)


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

          BASIS OF PRESENTATION

          The accompanying consolidated financial statements include the accounts of its wholly owned subsidiary Coral Development Corp (Coral). Modern invested $30,300 in
          Coral during the quarter ended December 31, 1996.
          Coral's only asset was cash at December 31, 1996.

          RECLASSIFICATIONS

          Certain items from prior periods within the financial statements have been reclassified to conform to current period classifications.

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

                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                           (Unaudited)
                           (Continued)


NOTE 3:   INVESTMENT IN EQUITY SECURITIES (At Cost, Which
          Approximates Market)

          Investments in Equity Securities consist of the
          following:
                                        Dec. 31,   June 30,
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

                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                           (Unaudited)
                           (Continued)


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

                                        12/31/96   12/31/95
          Current tax expense:
            Federal income tax            $113     $   427
            State & city income tax        325         727
                                           438       1,154
          Net operating loss (NOL)
            carryback (refunds)            -0-      (2,162)
          Net tax expense (benefit)       $438     $(1,008)


NOTE 6:   POSTRETIREMENT BENEFITS

          The Company does not maintain any employee benefits currently. The Company does not maintain a plan for any postretirement employee benefits, therefore, no provision was made under FAS's 106 or 112.

                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                           (Unaudited)
                           (Continued)


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



NOTE 8:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the Company for the period July 1, 1996 to December 31, 1996 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

                     MODERN TECHNOLOGY CORP.
                 Part 1.  Financial Information

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          Modern Technology Corp. ("The Company") is engaged in aiding prospective clients in obtaining financing and in providing management services to client companies. During the six months ended December 31, 1996, the Registrant was involved in providing managerial services to one firm which it aided in obtaining financing, namely Davin Enterprises, Inc. ("Davin") and received management fees of $4,800 from Davin.

          During the six months ended December 31, 1996, the Registrant had net income of $1,724 as compared with net income of $2,993 during the six months ended December 31, 1995. The decrease in profitability for the comparative periods discussed in the previous sentence can be attributed to lower interest income during the six month period discussed. During the six months ended December 31, 1996 and 1995, the Registrant's treasurer-secretary, Anne Seidenfeld received a salary of $3,600.

          The cash and cash equivalents balances along with holdings of U.S. Treasury Obligations of the Company as of December 31, 1996 and June 30, 1996 were $617,185 and $616,268.

          On July 27, 1994, the Registrant signed an agreement to purchase a 40% ownership interest in a company entitled Soft Sail Wind Power Inc. The purpose of Soft Sail Wind Power Inc. will be to exploit and commercialize wind power. The Registrant may also loan up to $60,000 to Soft Sail Wind Power Inc. for marketing and manufacturing activities, provided the Registrant believes that the prototype wind energy turbine developed by Soft Sail Wind Power Inc. proves acceptable for commercialization. As of December 31, 1996, the Registrant owned 404 shares of Soft Sail Wind Power Inc. at a cost of $40,449 and has loaned Soft Sail Wind Power Inc. $11,400.

          During the quarter ended March 31, 1995, the Registrant purchased one unit in TTR Inc. in the amount of $25,000, consisting of a 10% promissory note and warrants to purchase 4,000 shares exercisable at $.01 at the time of the TTR Inc. initial public offering. TTR Inc., based in Israel, was incorporated for the purpose of designing, developing and marketing computer software products. A registration statement for the sale of 1,275,000 shares and 600,000 warrants has been filed with the Securities and Exchange Commission on September 12, 1996, with an anticipated unit price of $6 each to be underwritten by First Metropolitan Securities Inc. No assurance can be given that the proposed public offering of TTR Inc. units will be successfully completed.

          During the quarter ended June 30, 1996, the Registrant purchased 25,000 shares of Delta Three Inc. for $25,000. Delta Three Inc. is an Israeli based telecommunications provider using Internet technology for voice transmission.
          During the quarter ended December 31, 1996, the Registrant established a new subsidiary entitled Coral Development Corp. (Coral Dev.). In February 1997, the Registrant filed a registration statement with the Securities and Exchange Commission ("SEC") to spin off its 100% holdings in Coral Dev. representing 403,000 shares, directly to the Registrant's shareholders, in the ratio of 1 share of Coral Dev. for each 50 shares of the Registrant held.

          The transfer of shares will take place after the registration statement for Coral Dev. shares is declared effective by the SEC and a merger agreement with a privately owned company is completed. No assurances can be given that the registration statement will be declared effective and a merger agreement with a privately owned company will be successfully completed.

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


                     MODERN TECHNOLOGY CORP.



                   By:  Arthur J. Seidenfeld
                        President, Chief Executive and
                        Chief Financial Officer
                        February 12, 1997