Form 10-Q
period 1997-03-31
MODERN TECHNOLOGY CORP
filed 1997-05-12
CIK 711422

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended March 31, 1997 or

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













                     MODERN TECHNOLOGY CORP.

                      FINANCIAL STATEMENTS

                         MARCH 31, 1997






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










             INDEPENDENT ACCOUNTANTS' REVIEW REPORT




To the Board of Directors and Stockholders
MODERN TECHNOLOGY CORP.
Brooklyn, NY

We have reviewed the consolidated balance sheets of MODERN TECHNOLOGY CORP. as at March 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the nine month periods ended March 31, 1997 and 1996, in accordance with standards established by the American Institute of Certified Public Accountants.

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



                                   GREENBERG & COMPANY, LLC

Springfield, New Jersey
April 24, 1997

                        MODERN TECHNOLOGY CORP.
                      CONSOLIDATED BALANCE SHEETS


                                      March 31, 1997
                                        (Unaudited)    June 30, 1996


                              A S S E T S


CURRENT ASSETS
  Cash and Cash Equivalents              $631,301         $616,268
  Due from Securities Sale                 32,000              -0-
  Receivable - Affiliate                      800              -0-
    Total Current Assets                  664,101          616,268

EQUIPMENT - At Cost                         9,939            9,939
  Less:  Accumulated Depreciation           9,939            9,939
                                              -0-              -0-


OTHER ASSETS
  Investments, At Cost                     49,770           74,770
  Investments, At Equity                   16,005           16,005
  Loan Receivable - Affiliate                 -0-           11,400
  Deferred Registration Costs              12,650              -0-
  Other Assets                                300              -0-
    Total Other Assets                     78,725          102,175

TOTAL ASSETS                             $742,826         $718,443


L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y


CURRENT LIABILITIES
  Accrued Expenses and Taxes             $  5,992         $  2,349
    Total Current Liabilities               5,992            2,349

STOCKHOLDERS' EQUITY
  Common Stock Par Value $.0001
    Authorized:  150,000,000
    Shares Issued and Outstanding:
    20,150,000 Shares                       2,015            2,015
  Paid-In Capital in Excess of Par        495,161          495,161
  Retained Earnings                       239,658          218,918
    Total Stockholders' Equity            736,834          716,094

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $742,826         $718,443



Subject to the comments contained in the Accountants' Review Report.

                          MODERN TECHNOLOGY CORP.
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE PERIOD JULY 1, 1994 TO MARCH 31, 1997



                       Common Stock                             Total
                                   Par                          Stock-
                       # of       Value   Paid-In    Retained   holders'
                      Shares     $.0001   Capital    Earnings    Equity



BALANCES AT
JULY 1, 1994        20,150,000   $2,015   $495,161   $237,013   $734,189

Net (Loss) for
the Year Ended
June 30, 1995                                         (14,375)   (14,375)

BALANCES AT
JUNE 30, 1995       20,150,000    2,015    495,161    222,638    719,814

Net (Loss) for
the Year Ended
June 30, 1996                                          (3,720)    (3,720)

BALANCES AT
JUNE 30, 1996
(Audited)           20,150,000    2,015    495,161    218,918    716,094

Net Income for the
Nine Months Ended
March 31, 1997                                         20,740     20,740


BALANCES AT
MARCH 31, 1997
(Unaudited)         20,150,000   $ 2,015  $495,161   $239,658   $736,834















Subject to the comments contained in the Accountants' Review Report.

                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                     For The Nine
                                                     Months Ended
                                                       March  31,
                                                    1997       1996


REVENUES

  Interest Income                                 $26,029    $23,468
  Management Income                                 7,200      7,200
  Gain on Sale of Securities                       29,940        -0-
                                                   63,169     30,668


EXPENSES

  Officers Salaries                                 5,400      5,400
  General and Administrative Expenses              22,517     23,393
  Bad Debt                                         11,400        -0-
                                                   39,317     28,793


INCOME BEFORE TAXES                                23,852      1,875

Income Tax Expense (Benefit)(Note 3)                3,112     (1,097)


NET INCOME                                        $20,740    $ 2,972


NET INCOME PER SHARE                                NIL        NIL


NUMBER OF WEIGHTED AVERAGE SHARES
  OUTSTANDING                                  20,150,000  20,150,000













Subject to the comments contained in the Accountants' Review Report.

                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                     For The Three
                                                     Months Ended
                                                       March 31,
                                                    1997       1996


REVENUES

  Interest Income                                 $11,476    $ 7,040
  Management Income                                 2,400      2,400
  Gain on Sale of Securities                       29,940        -0-
                                                   43,816      9,440


EXPENSES

  Officers Salaries                                 1,800      1,800
  General and Administrative Expenses               8,926      7,750
  Bad Debt                                         11,400        -0-
                                                   22,126      9,550


INCOME (LOSS) BEFORE TAXES                         21,690       (110)

Income Tax Expense (Benefit)(Note 3)                2,674        (89)


NET INCOME (LOSS)                                 $19,016    $   (21)


NET INCOME (LOSS) PER SHARE                         NIL        NIL


NUMBER OF WEIGHTED AVERAGE SHARES
  OUTSTANDING                                  20,150,000  20,150,000













Subject to the comments contained in the Accountants' Review Report.

                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                   For The Nine
                                                   Months Ended
                                                     March 31,
                                                 1997        1996


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                            $ 20,740    $  2,972
  Adjustments to Reconcile Net
   Income to Net Cash Provided By
   Operating Activities:
    Changes in Assets and Liabilities:
     (Increase) Decrease in Due from
      Securities Sale                           (32,000)        -0-
     (Increase) Decrease in Receivable
      - Affiliate                                  (800)        -0-
     (Increase) Decrease in Other Assets           (300)        -0-
     (Decrease) Increase in Accrued
       Expenses                                   3,643       1,011

  Net Cash Provided By (Used In)
   Operating Activities                          (8,717)      3,983

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of Investment                             25,000         -0-
  Deferred Registration Costs - Subsidiary      (12,650)        -0-
  Loans to Affiliate                                -0-     (11,400)
  Bad Debt - Loan to Affiliate                   11,400         -0-

  Net Cash Provided By (Used In)
   Investing Activities                          23,750     (11,400)

Net (Decrease) Increase in Cash
  and Cash Equivalents                           15,033      (7,417)

Cash and Cash Equivalents,
  Beginning of Period                           616,268     645,753

CASH AND CASH EQUIVALENTS
  END OF PERIOD                                $631,301    $638,336


Supplemental Disclosures of
  Cash Flow Information
   Cash Paid During Period For:
     Taxes                                     $   523     $    143
     Interest                                       -0-         -0-


Subject to the comments contained in the Accountants' Review Report.

                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED MARCH 31, 1997
                           (Unaudited)

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

          DEFERRED REGISTRATION COSTS

          As of March 31, 1997, the Company's subsidiary, Coral, has incurred deferred registration costs of $12,650 relating to expenses incurred in connection with the Proposed Distribution of Coral's securities. Upon consumation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED MARCH 31, 1997
                           (Unaudited)
                           (Continued)


NOTE 3:   INVESTMENT IN EQUITY SECURITIES (At Cost, Which
          Approximates Market)

          Investments in Equity Securities consist of the
          following:
                                        March 31,  June 30,
                                          1997       1996
          Investment in 25,000 Shares
          of Delta Three, Inc.          $25,000    $25,000

          Investment in TTR Inc.
          10% Promissory Note               -0-     25,000

          Investment in 72 million
          restricted shares in
          Daine Industries, Inc.         15,900     15,900

          Investment in 50,100,000
          restricted shares in
          Davin Enterprises, Inc.         7,950      7,950

          Investments in other
          restricted securities             920        920

                                        $49,770    $74,770

          The Company purchased 72 million shares of Daine
          Industries, Inc. stock at a cost of $15,900. This represents 29% of the total outstanding shares of common stock.

          The Company purchased 50,100,000 shares of Davin
          Enterprises, Inc. at a cost of $7,950.  This represents
          25.8% of the total outstanding shares of common stock.

          The Company purchased an investment in TTR Inc., a 10% promissory note in the amount of $25,000 with warrants for 4,000 shares exercisable at $.01 at the time of a TTR initial public offering. TTR Inc. incorporated for the purpose of designing, developing, and marketing computer software products. During the quarter ended March 31, 1997, TTR completed its initial public offering and repaid the note with interest

          The Company purchased 25,000 shares of Delta Three Inc.
          for $25,000. Delta Three, Inc. is a telecommunications provider using Internet technology for voice transmission.

                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED MARCH 31, 1997
                           (Unaudited)
                           (Continued)


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

                                         3/31/97    3/31/96
          Current tax expense:
            Federal income tax            $2,606   $   383
            State & city income tax          506       682
                                           3,112     1,065
          Net operating loss (NOL)
            carryback (refunds)              -0-    (2,162)
          Net tax expense (benefit)       $3,112   $(1,097)


NOTE 6:   POSTRETIREMENT BENEFITS

          The Company does not maintain any employee benefits currently. The Company does not maintain a plan for any postretirement employee benefits, therefore, no provision was made under FAS's 106 or 112.

                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED MARCH 31, 1997
                           (Unaudited)
                           (Continued)


NOTE 7:   RELATED PARTY TRANSACTIONS

          Davin Enterprises, Inc. (Davin) entered into an oral agreement with Modern Technology Corp. providing for the partial use of office space for Davin on a month to month basis. The company does not pay rent but pays a fee to Modern Technology Corp. for services. There was an $800 receivable from Davin at March 31, 1997.

          Arthur Seidenfeld, President and a director of the Company, owns 14.5% of the outstanding shares of Daine Industries, Inc. and 29.4% of the outstanding shares of Davin Enterprises, Inc. Anne Seidenfeld, Treasurer, Secretary and a director of the Company, owns 12% of the outstanding shares of Modern Technology Corp. Anne Seidenfeld is Arthur Seidenfeld's mother.



NOTE 8:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the Company for the period July 1, 1996 to March 31, 1997 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

                     MODERN TECHNOLOGY CORP.
                 Part 1.  Financial Information

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          Modern Technology Corp. ("The Company") is engaged in aiding prospective clients in obtaining financing and in providing management services to client companies. During the nine months ended March 31, 1997, the Registrant was involved in providing managerial services to one firm which it aided in obtaining financing, namely Davin Enterprises, Inc. ("Davin") and received management fees of $7,200 from Davin.

          During the nine months ended March 31, 1997, the Registrant had net income of $20,740 as compared with net income of $2,972 during the nine months ended March 31, 1996. The increase in profitability for the comparative periods discussed in the previous sentence can be attributed to a gain from the sale of shares of TTR Inc. and interest earned on a note repaid by TTR Inc. offset by a writeoff of a loan to Soft Sail Wind Power Inc..
During the nine months ended March 31, 1997 and 1996, the Registrant's treasurer-secretary, Anne Seidenfeld received a salary of $5,400.

          The cash and cash equivalents balances along with holdings of U.S. Treasury Obligations of the Company as of March
31, 1997 and June 30, 1996 were $631,301 and $616,268.

          On July 27, 1994, the Registrant signed an agreement to purchase a 40% ownership interest in a company entitled Soft Sail Wind Power Inc. The purpose of Soft Sail Wind Power Inc. will be to exploit and commercialize wind power. As of December 31, 1996, the Registrant owned 404 shares of Soft Sail Wind Power Inc. at a cost of $40,449 and has loaned Soft Sail Wind Power Inc. $11,400. As of March 31, 1997, the Registrant has written off its loan with Soft Sail Wind Power Inc.

          During the quarter ended March 31, 1995, the Registrant purchased one unit in TTR Inc. in the amount of $25,000, consisting of a 10% promissory note and warrants to purchase 4,000 shares of common stock. During the quarter ended March 31, 1997, TTR repaid its note to the Registrant with interest amounting to $5,000. The Registrant exercised warrants to purchase 4,000 shares of TTR Inc. costing $60 and sold the accompanying shares for $30,000, generating a gain of $29,940.

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


                     MODERN TECHNOLOGY CORP.


                   By:
                       Arthur J. Seidenfeld
                 President, Chief Executive and
                     Chief Financial Officer
                          May 12, 1997