Form 10-K
period 1997-06-30
MODERN TECHNOLOGY CORP
filed 1997-09-29
CIK 711422

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-K


      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES ACT OF 1934 (Fee Required)


For The Fiscal Year                Commission File #2-80891-NY
Ended June 30, 1997

                     MODERN TECHNOLOGY CORP.

     (Exact Name of Registrant as Specified in its Charter)


Nevada                                       11-2620387

(State or other jurisdiction of              (I.R.S. Employer
Incorporation or Organization)               Identification Number)


  461 Beach 124 Street. P.O.B. 7. Belle Harbor, New York 11694

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

Yes     X                                              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.    X

As of September 18, 1997, there was no aggregate market value of the voting stock held by non-affiliates of the Registrant due to the fact that there was no trading market in the shares of the Registrant.

The Number of Shares Outstanding of Common Stock $.0001 par value at September 19, 1997 was 20,150,000.

                             PART 1

1.  Business

     The Registrant is engaged in aiding prospective clients in obtaining financing and in providing managerial services to client companies. During the year ended June 30, 1997, the Registrant was involved in providing managerial services to Davin Enterprises Inc. ("Davin") which it also had aided in obtaining financing. The Registrant received managerial fees of $9,600 from Davin during the year ended June 30, 1997.

     Presently, the Registrant is seeking out joint venture candidates and companies for which it can aid in providing financing and managerial services although no assurances can be given that the Registrant will be successful in gaining new clients in the near future.

     During December 1996 the Registrant purchased 403,000 shares of Coral Development Corp. for $30,300. The Registrant has registered these shares with the Securities and Exchange Commission with the intention to distribute those shares to the Registrant's shareholders in the form of a dividend. This distribution can only be made after a merger agreement with a private company is signed and at least 80% of the Registrant's shareholders approve such merger. At this time, Coral Development Corp. is seeking a merger partner. No assurance can be given that a merger agreement will be signed and that at least 80% of the shareholders of the Registrant will approve such merger agreement.

     During the year ended June 30, 1996, the Registrant purchased 25,000 shares of Delta Three Inc. for $25,000-. Delta Three Inc. is a telecommunications provider, using Internet technology for voice transmission. During the quarter ended September 30, 1997 the Registrant sold its 25,000 shares of Delta Three Inc. for $50,000.

     During the fiscal year ended June 30, 1997, the Registrant had net income of $11,925. Its revenue for the year ended June 30, 1997 was derived from management income amounting to $9,600, interest income of $33,445 and a gain on securities sales of $29,940. Total revenues for the year ended June 30, 1997 amounted to $72,985.

Item 2.  Properties.

     As of June 30, 1997, the Registrant owned no property.  The
Registrant has its offices in the home of its officers, using approximately 200 square feet for which it pays no rent.

Item 3.  Legal Proceedings.

     None


Item 4.  Submission of Matters to a Vote of Security Holders.

     None

                             PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholders Matters.

     During the past three fiscal years there was no market for the shares of the Registrant.

Number of Shareholders - 370 shareholders of record of 9/15/97.

Dividends - None paid.

Item 6.   Selected Financial Data

                           for the Year ended June 30,
                   1997     1996     1995      1994      1993

Total Revenues    $72,985  $40,449  $40,708  $31,278   $36,803
Operating Income
 (Loss)             6,388   (2,709) (14,375) (10,694)   (2,255)
Net Income (Loss)  11,925   (3,720) (14,375) (10,694)   (2,255)
Net Income (Loss)
 per share           NIL      NIL      NIL      NIL       NIL
Total Assets      731,238  718,443  721,014  735,389   747,283
Long Term Debt        -0-      -0-      -0-      -0-       -0-
Dividends             -0-      -0-      -0-      -0-       -0-

Item 7.   Management's Discussion and Analysis of Results of
          Operations.

     The Registrant had net income after taxes of $11,925 for the year ended June 30, 1997. A net loss for the year ended June 30, 1996 amounted to $3,720.

     Fiscal year 1997 revenues and income was influenced by interest income, management income and gains from the sale of securities. During fiscal year 1997, the revenues amounted to $72,985 as compared with fiscal year 1996 revenes of $40,449. Operating expenses rose in fiscal year 1997 as compared with the comparative fiscal year 1996 figure. The net income figure for fiscal year 1997 was principally due to the sale of securities (TTR Inc. shares).

     The Registrant has been receiving a monthly management fee of $800 from Davin for the fiscal year ended June 30, 1997. The Registrant provides administrative, clerical, bookkeeping and other services to Davin. At June 30, 1996, the Registrant owned 501,000 restricted shares of Davin, at a cost of $7,950, representing 25.8% of the outstanding shares of Davin.

     During December 1996 the Retistrant purchased 403,000 shares of Coral Development Corp. for $30,300. The Registrant has registered these shares with the Securities and Exchange Commission with the intention to distribute those shares to the Registrant's shareholders in the form of a dividend. This distribution can only be made after a merger agreement with a private company is signed and at least 80% of the Registrant's shareholders approve such merger. At this time Coral Development Corp. is seeking a merger partner. No assurance can be given that a merger agreement will be signed and that at least 80% of the shareholders of the Registrant will approve such merger agreement.

     During fiscal year 1995, the Registrant purchased an investment in TTR Inc., amounting to a 10% promissory note in the amount of $25,000 with warrants for 4,000 shares exercisable at $.01 per share at the time of a TTR initial public offering. TTR Inc. was incorporated for the purpose of designing, developing and marketing computer software products. During the year ended June 30, 1996 the Registrant purchased 25,000 shares of Delta Three Inc. for $25,000. Delta Three Inc. is a telecommunications provider using Internet technology for voice transmission. The 10% promissory note plus interest has been repaid to the Registrant. The Registrant also exercised its warrants and realized a gain of $29,940.

     During the year ended June 30, 1997 the Registrant recognized a complete loss on its investment and loan to Soft Sail Wind Power Inc. (Soft Sail). At the present time the Registrant does not believe Soft Sail will be able to repay its debt to the Company and has therefore considered its debt and equity investment in Soft Sail to be worthless. The loss on the loan was $11,400 and the loss in the current year on its equity investment was $16,005.

     At June 30, 1997 the Registrant's total assets amounted to $731,238 and as compared with $718,443 for total assets at June 30, 1996. At June 30, 1997, stockholders' equity amounted to $728,019, as compared with $716,094 at June 30, 1996.

Item 8.   Financial Statements.

     Attached.

Item 9.   Changes In and Disagreement With Accountants on
          Accounting and Financial Disclosure.

     None.
                            PART III

Item 10.  Directors and Executive Officers.

     The executive officers and directors of the Registrant are as follows:

Name                Age  Title                    Term Expires

Arthur Seidenfeld   46   President and            Next Annual
                         Director                 Meeting
Anne Seidenfeld     84   Treasurer, Secretary     Next Annual
                         and Director             Meeting
Gerald Kaufman      56   Director                 Next Annual
                                                  Meeting

     Each of the above named individuals has served the Registrant in the capacity indicated since its formation on July 27, 1982 (with the exception of Anne Seidenfeld who became a director of the Registrant on March 31, 1989 and treasurer on December 17, 1989 and Gerald Kaufman who became a director in 1990.

     Arthur Seidenfeld, has been president and a director of the Registrant since its formation. Mr. Seidenfeld was awarded a B.S. Degree in Accounting from New York University in 1972 and a M.B.A. Degree in Finance in 1978 from Pace University.

     He is also president and director of Daine Industries, Inc., a publicly traded company which through its wholly owned subsidiary, Lite King Corp, is engaged in the manufacture of wiring devices. He is also president and director of Davin Enterprises, Inc., a publicly traded company that went public in Sept. 1987, which is seeking out appropriate business opportunities and which also has an equity position in Target Vision, Inc., a privately owned company in the computerized communication field. From July 1994 until April 1997, he was also treasurer-secretary of Soft Sail Wind Power Inc., a newly established company engaged in wind energy research and development activities. Since December 1996, he has been president and director of Coral Development Corp., a public company whose intention is to merge with an operating company.

     Anne Seidenfeld, Treasurer, Secretary and Director, received her diploma from Washington Irving High School, New York City, in
1931. Mrs. Seidenfeld is the Treasurer, Secretary and Director of Daine Industries, Inc., Davin Enterprises, Inc and Coral
Development Corp.

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

     During the fiscal year ended June 30, 1997, management salaries were as follows:

     Anne Seidenfeld - Treasurer-Secretary $7,200

     The Company's president, Arthur Seidenfeld, did not receive a salary for the year ended June 30, 1997. Anne Seidenfeld, the Company's treasurer and secretary, pursuant to an oral agreement with the Company earned $7,200 as an annual salary effective through June 30, 1997.
                             PART IV

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

Item 13.  Certain Relationships and Related Transactions:

     For the year ended June 30, 1997, the Registrant received management fees from Davin Enterprises, Inc. amounting to $9,600. Arthur Seidenfeld, President and a director of the Registrant owns 29.4% of the outstanding shares of Davin Enterprises, Inc. Anne Seidenfeld, Treasurer-Secretary and a director of the Registrant owns 0.2% of the outstanding shares of Davin Enterprises, Inc.
                     MODERN TECHNOLOGY CORP.
           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
           FILED WITH THE ANNUAL REPORT OF THE COMPANY
                          ON FORM 10-K

ITEM 14 - EXHIBITS

     Financial Statements and Schedules and Reports on Form 8-K.

ACCOUNTANT'S REPORT
BALANCE SHEET AS OF JUNE 30, 1997 AND JUNE 30, 1996
STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD JULY 1, 1994 TO
  JUNE 30, 1997
STATEMENT OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND
  1997
STATEMENT OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND
  1997
NOTES TO FINANCIAL STATEMENTS

Other schedules not submitted are omitted, because the information is included elsewhere in the financial statements or the notes thereto, or the conditions requiring the filing of these schedules are not applicable.

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















                    MODERN TECHNNOLOGY CORP.

                      FINANCIAL STATEMENTS

                     JUNE 30, 1997 AND 1996









                            I N D E X





                                                            Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS            1


CONSOLIDATED BALANCE SHEETS                                   2


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                3


CONSOLIDATED STATEMENTS OF OPERATIONS                         4


CONSOLIDATED STATEMENTS OF CASH FLOWS                         5


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS               6-10










       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
MODERN TECHNOLOGY CORP.
Belle Harbor, New York  11694


We have audited the accompanying consolidated balance sheets of MODERN TECHNOLOGY CORP. as at June 30, 1997 and 1996 and the related consolidated statements of operations and stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of MODERN TECHNOLOGY CORP. at June 30, 1997 and 1996, and the consolidated results of its operations and cash flows for the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.




                                   GREENBERG & COMPANY LLC

Springfield, New Jersey
August 15, 1997


                                                    Page 1 of 10
                          MODERN TECHNOLOGY CORP.
                        CONSOLIDATED BALANCE SHEETS




                                                            June 30,
                                                        1997       1996


                                A S S E T S


CURRENT ASSETS
  Cash and Cash Equivalents                           $647,886   $616,268

EQUIPMENT - At Cost                                      9,939      9,939
  Less:  Accumulated Depreciation                        9,939      9,939
                                                           -0-        -0-

OTHER ASSETS
  Investments, At Cost                                  49,770     74,770
  Investments, At Equity                                   -0-     16,005
  Loan Receivable - Affiliate                              -0-     11,400
  Deferred Tax Asset                                     7,375        -0-
  Deferred Registration Costs                           25,907        -0-
  Other Assets                                             300        -0-
                                                        83,352    102,175


TOTAL ASSETS                                          $731,238   $718,443



  L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y


CURRENT LIABILITIES
  Accrued Expenses and Taxes                          $  3,219   $  2,349

STOCKHOLDERS' EQUITY
  Common Stock Par Value $.0001
    Authorized:  150,000,000 Shares
    Issued and Outstanding:  20,150,000
      Shares                                             2,015      2,015
  Paid-In Capital                                      495,161    495,161
  Retained Earnings                                    230,843    218,918
                                                       728,019    716,094


TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                              $731,238   $718,443


The accompanying notes are an integral part of these financial statements.


                                                                 Page 2 of 10
                          MODERN TECHNOLOGY CORP.
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE PERIOD JULY 1, 1994 TO JUNE 30, 1997



                                                                   Total
                                    Par               Retained     Stock-
                        # of       Value   Paid-In    Earnings   holders'
                       Shares     $.0001   Capital    (Deficit)   Equity


BALANCES AT
JULY 1, 1994         20,150,000   $2,015   $495,161   $237,013   $734,189

Net Income (Loss)
for the Year Ended
June 30, 1995                                          (14,375)   (14,375)

BALANCES AT
JUNE 30, 1995        20,150,000    2,015    495,161    222,638    719,814

Net Income (Loss)
for the Year Ended
June 30, 1996                                           (3,720)    (3,720)

BALANCES AT
JUNE 30, 1996        20,150,000    2,015    495,161    218,918    716,094

Net Income (Loss)
for the Year Ended
June 30, 1997                                           11,925     11,925


BALANCES AT
JUNE 30, 1997        20,150,000   $2,015   $495,161   $230,843   $728,019


















The accompanying notes are an integral part of these financial statements.


                                                                 Page 3 of 10
                          MODERN TECHNOLOGY CORP.
                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                          For The Years Ended June 30,
                                       1997          1996          1995


REVENUES

  Interest Income                    $33,445       $30,849       $ 31,108

  Management Income                    9,600         9,600          9,600

  Gain on Securities Sales            29,940           -0-            -0-

                                      72,985        40,449         40,708

EXPENSES

  Officers' Salaries                   7,200         7,200          8,200

  General and Administrative
    Expenses                          31,992        26,472         31,925

  (Loss) on Worthlessness of
   Affiliate                         (27,405)          -0-            -0-

  Equity in (Loss) of
   Affiliated Company                    -0-        (9,486)       (14,958)
                                      66,597        43,158         55,083

INCOME (LOSS) BEFORE TAXES             6,388        (2,709)       (14,375)

OTHER EXPENSES & TAXES

  Income Tax (Expense) Benefit         5,537        (1,011)           -0-


NET INCOME (LOSS)                    $11,925       $(3,720)      $(14,375)

INCOME PER SHARE                        NIL           NIL           NIL

NUMBER OF WEIGHTED AVERAGE
  SHARES OUTSTANDING               20,150,000    20,150,000    20,150,000








The accompanying notes are an integral part of these financial statements.


                                                                 Page 4 of 10
                          MODERN TECHNOLOGY CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                           For The Years Ended June 30,
                                             1997       1996       1995


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                         $ 11,925   $ (3,720)  $(14,375)
 Adjustments to Reconcile Net Income
  to Net Cash Provided By (Used In)
  Operating Activities:
   Changes in Assets and Liabilities:
    Decrease (Increase) In Deferred Taxes    (7,375)       -0-        -0-
    Decrease (Increase) in Deferred
     Registration Costs                     (25,907)       -0-        -0-
    Decrease (Increase) in Other Assets        (300)       -0-        -0-
    Increase (Decrease) Accrued
      Expenses and Taxes                        870      1,149        -0-

 Net Cash Provided By (Used In)
  Operating Activities                      (20,787)    (2,571)   (14,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Write Down of Investments and Loan          27,405      9,486     14,958
 Purchase (Sale) of Securities               25,000    (25,000)   (65,449)
 Loan - Affiliate                               -0-    (11,400)       -0-
  Net Cash (Used In) Provided By
   Investing Activities                      52,405    (26,914)   (50,491)

Net Increase (Decrease) in Cash
 and Cash Equivalents                        31,618    (29,485)   (64,866)

Cash and Cash Equivalents,
 Beginning of Year                          616,268    645,753    710,619


CASH AND CASH EQUIVALENTS,
 END OF YEAR                               $647,886   $616,268   $645,753



Supplemental Disclosures Of Cash Flow Information

 Cash Paid During The Period For:
  Taxes                                    $    623   $    -0-   $    -0-
  Interest                                 $    -0-   $    -0-   $    -0-





The accompanying notes are an integral part of these financial statements.


                                                                 Page 5 of 10
                        MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

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

          BASIS OF PRESENTATION

          The accompanying consolidated financial statements include the accounts of its wholly owned subsidiary Coral Development Corp (Coral). All significant intercompany balances and transactions have been eliminated in consolidation. Modern invested $30,300 in Coral during the quarter ended December 31, 1996.

          RECLASSIFICATIONS

          Certain items from prior periods within the financial statements have been reclassified to conform to current period classifications.

          CASH AND CASH EQUIVALENTS

          Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying balance sheets approximates fair value.

          ESTIMATES IN FINANCIAL STATEMENTS

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.






                                                       Page 6 of 10
                        MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JUNE 30, 1997 AND 1996
                              (Continued)

          INCOME TAXES

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

          Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

          DEFERRED REGISTRATION COSTS

          As of June 30, 1997, the Company's subsidiary, Coral, has incurred deferred registration costs of $25,907 relating to expenses incurred in connection with the Proposed Distribution of Coral's securities. Upon consumation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

NOTE 3:   INVESTMENT IN EQUITY SECURITIES (At Cost)

          Investments in Non Marketable Equity Securities consist of the following:
                                        June 30,   June 30,
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

                                                   Page 7 of 10
                        MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JUNE 30, 1997 AND 1996
                              (Continued)

          The Company purchased 72 million shares of Daine Industries, Inc. stock at a cost of $15,900. This represents 29% of the total outstanding shares of common stock.

          The Company purchased 50,100,000 shares of Davin Enterprises, Inc. at a cost of $7,950. This represents 25.8% of the total outstanding shares of common stock.

          The Company purchased an investment in TTR Inc., a 10% promissory note in the amount of $25,000 with warrants for 4,000 shares exercisable at $.01 at the time of a TTR initial public offering. TTR Inc. incorporated for the purpose of designing, developing, and marketing computer software products. During the quarter ended March 31, 1997, TTR completed its initial public offering and repaid the note with interest. The Company also exercised its warrants and realized a gain of $29,940.

          The Company purchased 25,000 shares of Delta Three Inc. for $25,000. Delta Three, Inc. is a telecommunications provider using Internet technology for voice transmission.

NOTE 4:   INVESTMENT IN AFFILIATE

          Investment in Soft Sail Wind Power Inc. (Soft Sail)
          (representing approximately 36% of the outstanding common stock).

          The summarized unaudited financial information below represents the Company's nonsubsidiary affiliate:

          Balance Sheet Data at June 30, 1996
            Total Assets                           $12,656
            Total Liabilities                       11,400
              Net Assets                             1,256
            Company's Equity in Net Assets             452

          Earnings Data
            Net Earnings (Loss)                    (26,350)
            Company's Equity in Net
              Earnings (Loss)                       (9,486)

          During the year ended June 30, 1997 the Company recognized a complete loss on its investment and loan to Soft Sail. There is no financial information available since June 30, 1996. At the present time the Company does not believe Soft Sail will be able to repay its debt to the Company and has therefore considered its debt and equity investment in Soft Sail to be worthless. The loss on the loan was $11,400 and the loss in the current year on its equity investment was $16,005.


                                                       Page 8 of 10
                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED JUNE 30, 1997 AND 1996
                           (Continued)

NOTE 5:   INCOME TAXES

          The provision for income taxes is comprised of the
          following:
                                       6/30/97  6/30/96  6/30/95
            Current                    $ 1,838  $1,011    $-0-
            Deferred                    (7,375)    -0-     -0-
                                       $(5,537) $1,011    $-0-

          The provision for income taxes differs from the amount computed by applying the statutory federal income rate as follows:
                                       6/30/97  6/30/96  6/30/95
            Expected statutory amount  $   781  $1,011   $-0-
            Net operating loss          (7,375)    -0-    -0-
            State income taxes, net
             of federal benefit          1,057     -0-    -0-
                                       $(5,537) $1,011   $-0-

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards. The net operating loss of approximately $25,000 will expire in fiscal year June 30, 2012.

          The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                       6/30/97  6/30/96  6/30/95
          Deferred tax assets:
            Net operating loss
             carry forwards            $ 7,375  $-0-     $-0-
            Net deferred tax (assets)  $(7,375) $-0-     $-0-

NOTE 6:   POSTRETIREMENT BENEFITS

          The company does not maintain any employee benefits currently. The company does not maintain a plan for any postretirement employee benefits, therefore, no provision was made under FAS's 106 and 112.

NOTE 7:   RELATED PARTY TRANSACTIONS

          Davin Enterprises, Inc. (Davin) entered into an oral agreement with Modern Technology Corp. providing for the partial use of office space for Davin on a month to month basis. The company does not pay rent but pays a management fee of $9,600 per year to Modern Technology Corp. for services. There were no outstanding balances between any companies.
                                                    Page 9 of 10
                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED JUNE 30, 1997 AND 1996
                           (Continued)

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













































                                                    Page 10 of 10

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MODERN TECHNOLOGY CORP.


                              By Arthur J. Seidenfeld
                                 President, Principal Executive Officer
                                 and Principal Financial Officer
                                 Dated:  September 29, 1997



Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Name                  Title                             Date


Arthur Seidenfeld     President and Director            September 29, 1997


Anne Seidenfeld       Treasurer, Secretary              September 29, 1997
                      and Director


Gerald Kaufman        Director                          September 29, 1997