Form 10-Q
period 1997-09-30
MODERN TECHNOLOGY CORP
filed 1997-11-14
CIK 711422

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended September 30, 1997 or

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

                240 Clarkson Ave  Brooklyn, New York 11226

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

                                   10Q-1













                          MODERN TECHNOLOGY CORP.

                           FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1997






                                 I N D E X




                                                                 Page



ACCOUNTANTS' REVIEW REPORT                                         1


CONSOLIDATED BALANCE SHEETS                                        2


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                     3


CONSOLIDATED STATEMENTS OF OPERATIONS                              4


CONSOLIDATED STATEMENTS OF CASH FLOWS                              5


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                  6-11






                        ACCOUNTANTS' REVIEW REPORT




To the Board of Directors and Stockholders
MODERN TECHNOLOGY CORP.
Brooklyn, New York

We have reviewed the consolidated balance sheets of MODERN
TECHNOLOGY CORP. as at September 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the three month periods ended September 30, 1997 and 1996, in accordance with standards established by the American
Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated August 15, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 1997 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                        GREENBERG & COMPANY, LLC

Springfield, New Jersey
October 29, 1997


                                                          Page 1 of 11
                        MODERN TECHNOLOGY CORP.
                      CONSOLIDATED BALANCE SHEETS

                                      Sept. 30, 1997
                                        (Unaudited)    June 30, 1997


                              A S S E T S


CURRENT ASSETS
  Cash and Cash Equivalents              $713,982         $647,886
  Income Tax Receivable                     7,378              -0-
    Total Current Assets                  721,360          647,886

EQUIPMENT - At Cost                         9,939            9,939
  Less:  Accumulated Depreciation           9,939            9,939
                                              -0-              -0-


OTHER ASSETS
  Investments, At Cost                     24,750           49,770
  Investments, At Equity                       -0-              -0-
  Loan Receivable - Affiliate                  -0-              -0-
  Deferred Tax Asset                        7,375            7,375
  Deferred Registration Costs              26,007           25,907
  Other Assets                                300              300
    Total Other Assets                     58,432           83,352


TOTAL ASSETS                             $779,792         $731,238



L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y


CURRENT LIABILITIES
  Accrued Expenses and Taxes             $ 19,082         $  3,219
    Total Current Liabilities              19,082            3,219

STOCKHOLDERS' EQUITY
  Common Stock Par Value $.0001
    Authorized:  150,000,000
    Shares Issued and Outstanding:
    20,150,000 Shares                       2,015            2,015
  Paid-In Capital in Excess of Par        495,161          495,161
  Retained Earnings                       263,534          230,843
    Total Stockholders' Equity            760,710          728,019


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $779,792         $731,238


Subject to the comments contained in the Accountants' Review Report.

                                                          Page 2 of 11

                     MODERN TECHNOLOGY CORP.
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE PERIOD JULY 1, 1996 TO SEPTEMBER 30, 1997



                                                           Total
                              Par                          Stock-
                  # of       Value   Paid-In    Retained   holders'
                 Shares     $.0001   Capital    Earnings    Equity





BALANCES AT
JULY 1, 1996   20,150,000   $2,015   $495,161   $218,918   $716,094

Net Income(Loss)
for the year ended
June 30, 1997                                     11,925     11,925

BALANCES AT
JUNE 30, 1997
(Audited)      20,150,000   $ 2,015  $495,161   $230,843   $728,019

Net Income
(Loss) for
the Three
Months ended
Sept. 30, 1997                                    32,691     32,691

BALANCES AT
SEPTEMBER 30, 1997
(Unaudited)    20,150,000   $ 2,015  $495,161   $263,534   $760,710


















Subject to the comments contained in the Accountants' Review Report.


                                                         Page 3 of 11
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                     For The Three
                                                     Months Ended
                                                     September 30,
                                                    1997       1996


REVENUES

  Interest Income                                 $ 6,412    $ 7,665
  Management Income                                 1,600      2,400
  Gain on Securities Sale                          67,065         -0-
                                                   75,077     10,065


EXPENSES

  Officers Salaries                                17,800      1,800
  General and Administrative Expenses               8,457      7,424
                                                   26,257      9,224


INCOME (LOSS) INCOME BEFORE TAXES                  48,820        841

Income Tax Expense (Note 5)                        16,129        164


NET INCOME (LOSS)                                 $32,691    $   677


NET INCOME (LOSS) PER SHARE                         NIL        NIL


NUMBER OF WEIGHTED AVERAGE SHARES
  OUTSTANDING                                  20,150,000 20,150,000













Subject to the comments contained in the Accountants' Review Report.


                                                         Page 4 of 11
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)



                                                   For The Three
                                                   Months Ended
                                                   September 30,
                                                 1997        1996


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                            $  32,691   $    677
  Adjustments to Reconcile Net
   Income to Net Cash Provided By
   Operating Activities:
    Changes in Assets and Liabilities:
     (Increase) Decrease in Income Tax
       Receivable                                 (7,378)       -0-
   (Increase) Decrease in Deferred
       Registration Costs                           (100)       -0-
     (Decrease) Increase in Accrued
       Expenses and Taxes                         15,863       (781)

  Net Cash (Used In) Provided By
   Operating Activities                           41,076       (104)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to Affiliate                                -0-          -0-
  Sale of Investments                             25,020         -0-

  Net Cash Provided By (Used In)
   Investing Activities                           25,020         -0-

Net (Decrease) Increase in Cash
  and Cash Equivalents                            66,096        (104)

Cash and Cash Equivalents,
  Beginning of Period                            647,886     616,268

CASH AND CASH EQUIVALENTS
  END OF PERIOD                                $ 713,982   $ 616,164


Supplemental Disclosures of
  Cash Flow Information
   Cash Paid During Period For:
     Taxes                                     $   8,113    $   807
     Interest                                       -0-         -0-



Subject to the comments contained in the Accountants' Review Report.

                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1997
                           (Unaudited)


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

          BASIS OF PRESENTATION

          The accompanying consolidated financial statements include the accounts of the Company's wholly owned subsidiary Coral Development Corp(Coral). All significant intercompany balances and transactions have been eliminated in consolidation. Modern invested $30,300 in Coral during the quarter ended December 31, 1996.

          RECLASSIFICATIONS

          Certain items from prior periods within the financial
          Statements have been reclassified to conform to current period classifications.

          CASH AND CASH EQUIVALENTS

          Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less.

          ESTIMATES IN FINANCIAL STATEMENTS

          The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1997
                           (Unaudited)
                           (Continued)





          INCOME TAXES

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

          Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

          DEFERRED REGISTRATION COSTS

          As of September 30, 1997, the Company's subsidiary, Coral, has incurred deferred registration costs of $26,007 relating to expenses incurred in connection with the Proposed Distribution of Coral's securities. Upon consummation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

NOTE 3:   INVESTMENT IN EQUITY SECURITIES (At Cost)

          Investments in Non-Marketable Equity Securities consist of the following:

                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1997
                           (Unaudited)
                           (Continued)


                                        Sept. 30,  June 30,
                                          1997       1996
          Investment in 25,000 Shares
          of Delta Three, Inc.          $    -0-   $25,000

          Investment in TTR Inc.
          10% Promissory Note                -0-    25,000

          Investment in 72 million
          restricted shares in
          Daine Industries, Inc.         15,900     15,900

          Investment in 50,100,000
          restricted shares in
          Davin Enterprises, Inc.         7,950      7,950

          Investments in other
          restricted securities             900        920

                                        $24,750    $74,770



          The Company purchased 72 million shares of Daine
          Industries, Inc. stock at a cost of $15,900. This represents 29% of the total outstanding shares of common stock.

          The Company purchased 50,100,000 shares of Davin
          Enterprises, Inc. at a cost of $7,950.  This represents
          25.8% of the total outstanding shares of common stock.

          The Company purchased an investment in TTR Inc., a 10% promissory note in the amount of $25,000 with warrants for 4,000 shares exercisable at $.01 at the time of a TTR initial public offering. TTR Inc. incorporated for the purpose of designing, developing, and marketing computer software products. During the quarter ended September 30, 1997, this investment was sold.

          The Company purchased 25,000 shares of Delta Three Inc.
          for $25,000. Delta Three, Inc. is a telecommunications provider using Internet technology for voice transmission. During the quarter ended September 30, 1997 this investment was sold.

                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1997
                           (Unaudited)
                           (Continued)


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

          During the year ended June 30, 1997 the Company recognized a complete loss on its investment and loan to Soft Sail. There is no financial information available since June 30, 1996. At the present time the Company does not believe Soft Sail will be able to repay its debt to the Company and has therefore considered its debt and equity investment in Soft Sail to be worthless. The loss in the previous year on the loan was $11,400 and the loss in the previous year on its equity investment was $16,005.

                     MODERN TECHNOLOGY CORP.
                NOTES TO THE FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1997
                           (Unaudited)
                           (Continued)


NOTE 5:   INCOME TAXES

          The provision for income taxes is comprised of the
          following:
                                        9/30/97    9/30/96
          Current tax expense:
            Federal income tax          $5,966     $     8
            State & city income tax     10,163         156
                                        16,129         164

          There were no timing differences during the current periods. Therefore, there was no deferred tax expense during the quarters ended September 30, 1997 and 1996.

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

          The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                        9/30/97    9/30/96
          Deferred tax assets:
            Net operating loss
              Carry forwards            $ 7,375    $  -0-
          Net deferred tax (assets)     $(7,375)   $  -0-


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

                     MODERN TECHNOLOGY CORP.
                NOTES TO THE FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1997
                           (Unaudited)
                           (Continued)





          Arthur Seidenfeld, President and a director of the Company, owns 14.5% of the outstanding shares of Daine Industries, Inc. and 29.4% of the outstanding shares of Davin Enterprises, Inc. Anne Seidenfeld, Treasurer, Secretary and a director of the Company, owns 12% of the outstanding shares of Modern Technology Corp. Anne Seidenfeld is Arthur Seidenfeld's mother.



NOTE 8:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the Company for the period July 1, 1997 to September 30, 1997 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

                 Part 1.  Financial Information

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          Modern Technology Corp. ("The Company") is engaged in aiding prospective clients in obtaining financing and in providing management services to client companies. During the three months ended September 30, 1997, the Registrant was involved in providing managerial services to one firm which it aided in obtaining financing, namely Davin Enterprises, Inc. ("Davin") and received management fees of $1,600 from Davin.

          During the three months ended September 30, 1997, the Registrant had net income of $32,691 as compared with net income of $677 during the three months ended September 30, 1996. The increase in profitability for the comparative periods discussed in the previous sentence can be attributed to a gain from the sale of shares of Delta Three Inc. and International Well Control, Inc(formerly Havenwood Inc.). During the three months ended September 30, 1997 and 1996, the Registrant's treasurer-secretary, Anne Seidenfeld received a salary of $1,800. During the three months ended September 30, 1997, the Registrant's president, Arthur Seidenfeld, received a salary of $16,000.

          The cash and cash equivalents balances along with holdings of U.S. Treasury Obligations of the Company as of September 30, 1997 and June 30, 1997 were $713,982 and $647,886.

          On July 27, 1994, the Registrant signed an agreement to purchase a 40% ownership interest in a company entitled Soft Sail Wind Power Inc. The purpose of Soft Sail Wind Power Inc. will be to exploit and commercialize wind power. As of September 30, 1997, the Registrant owned 404 shares of Soft Sail Wind Power Inc. at a cost of $40,449 and has loaned Soft Sail Wind Power Inc. $11,400. As of September 30, 1997, the Registrant has written off its loan and cost basis in the shares it owns in Soft Sail Wind Power Inc.

          During the quarter ended June 30, 1996, the Registrant purchased 25,000 shares of Delta Three Inc. for $25,000. Delta Three Inc. is an Israeli based telecommunications provider using Internet technology for voice transmission. During the quarter ended September 30, 1997, the Registrant sold its shares of Delta Three Inc., for $50,000, generating a gain of $25,000.

          During the quarter ended December 31, 1996, the Registrant established a new subsidiary entitled Coral Development Corp.(Coral). In February of 1997 the Registrant filed a registration statement with the Securities and Exchange(SEC) to spin off its 100 percent holdings in Coral, representing 403,000 shares, directly to the Registrant's shareholders, in the ratio of 1(one) share of Coral for each 50(fifty) shares of the Registrant held.

          The transfer of shares will take place after the registration statement for Coral shares is declared effective by the SEC and a merger agreement with a privately owned company is completed. No assurances can be given that the registration statement will be declared effective and a merger agreement with a privately owned company will be successfully completed.

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


                     MODERN TECHNOLOGY CORP.


                    By: Arthur J. Seidenfeld
                 President, Chief Executive and
                     Chief Financial Officer
                        November 12, 1997