Form 10-Q
period 1997-12-31
MODERN TECHNOLOGY CORP
filed 1998-02-13
CIK 711422

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended December 31, 1997 or

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

                              10Q-1













                     MODERN TECHNOLOGY CORP.

                      FINANCIAL STATEMENTS

                        DECEMBER 31, 1997






                            I N D E X




                                                            Page



INDEPENDENT ACCOUNTANTS' REVIEW REPORT                        1


CONSOLIDATED BALANCE SHEETS                                   2


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                3


CONSOLIDATED STATEMENTS OF OPERATIONS                         4-5


CONSOLIDATED STATEMENTS OF CASH FLOWS                         6


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS               7-12






                INDEPENDENT ACCOUNTANTS' REVIEW REPORT




To the Board of Directors and Stockholders
MODERN TECHNOLOGY CORP.
Brooklyn, New York

We have reviewed the consolidated balance sheets of MODERN TECHNOLOGY CORP. as at December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the six month periods ended December 31, 1997 and 1996, in accordance with standards established by the American Institute of Certified Public Accountants.

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



                                   GREENBERG & COMPANY, LLC

Springfield, New Jersey
January 22, 1998





                                                     Page 1 of 12
                        MODERN TECHNOLOGY CORP.
                      CONSOLIDATED BALANCE SHEETS

                                      Dec. 31, 1997
                                        (Unaudited)    June 30, 1997


                              A S S E T S


CURRENT ASSETS
  Cash and Cash Equivalents              $704,324         $647,886
    Total Current Assets                  704,324          647,886

EQUIPMENT - At Cost                         9,939            9,939
  Less:  Accumulated Depreciation           9,939            9,939
                                              -0-              -0-


OTHER ASSETS
  Investments, At Cost                     24,750           49,770
  Investments, At Equity                      -0-              -0-
  Loan Receivable - Affiliate                 -0-              -0-
  Deferred Tax Asset                        7,375            7,375
  Deferred Registration Costs              26,007           25,907
  Other Assets                                300              300
    Total Other Assets                     58,432           83,352


TOTAL ASSETS                             $762,756         $731,238



L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y


CURRENT LIABILITIES
  Accrued Expenses and Taxes             $ 18,775         $  3,219
    Total Current Liabilities              18,775            3,219

STOCKHOLDERS' EQUITY
  Common Stock Par Value $.0001
    Authorized:  150,000,000
    Shares Issued and Outstanding:
    20,150,000 Shares                       2,015            2,015
  Paid-In Capital in Excess of Par        495,161          495,161
  Retained Earnings                       246,805          230,843
    Total Stockholders' Equity            743,981          728,019


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $762,756         $731,238



See Independent Accountants' Review Report.

                                                          Page 2 of 12

                     MODERN TECHNOLOGY CORP.
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE PERIOD JULY 1, 1996 TO DECEMBER 31, 1997



                                                           Total
                              Par                          Stock-
                  # of       Value   Paid-In    Retained   holders'
                 Shares     $.0001   Capital    Earnings    Equity





BALANCES AT
JULY 1, 1996   20,150,000   $2,015   $495,161   $218,918   $716,094

Net Income for
the year ended
June 30, 1997                                     11,925     11,925

BALANCES AT
JUNE 30, 1997
(Audited)      20,150,000     2,015   495,161    230,843    728,019

Net Income
for the six
months ended
Dec. 31, 1997                                     15,962     15,962


BALANCES AT
DECEMBER 31, 1997
(Unaudited)    20,150,000   $ 2,015  $495,161   $246,805   $743,981


















See Independent Accountants' Review Report.


                                                         Page 3 of 12
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                     For The Three
                                                     Months Ended
                                                      December 31,
                                                    1997       1996


REVENUES

  Interest Income                                 $  9,928   $ 6,888
  Management Income                                  1,600     2,400
                                                    11,528     9,288


EXPENSES

  Officers Salaries                                  3,100     1,800
  General and Administrative Expenses               23,976     6,167
                                                    27,076     7,967


INCOME (LOSS) INCOME BEFORE TAXES                  (15,548)    1,321

Income Tax Expense                                   1,181       274


NET INCOME (LOSS)                                 $(16,729)  $ 1,047


NET INCOME (LOSS) PER SHARE                         NIL        NIL


NUMBER OF WEIGHTED AVERAGE SHARES
  OUTSTANDING                                    20,150,000  20,150,000















See Independent Accountants' Review Report.


                                                         Page 4 of 12
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                     For The Six
                                                     Months Ended
                                                      December 31,
                                                    1997       1996


REVENUES

  Interest Income                                 $16,340    $14,553
  Management Income                                 3,200      4,800
  Gain on Securities Sale                          67,065        -0-
                                                   86,605     19,353


EXPENSES

  Officers Salaries                                20,900      3,600
  General and Administrative Expenses              32,433     13,591
                                                   53,333     17,191


INCOME (LOSS) INCOME BEFORE TAXES                  33,272      2,162

Income Tax Expense                                 17,310        438


NET INCOME (LOSS)                                 $15,962    $ 1,724


NET INCOME (LOSS) PER SHARE                         NIL        NIL


NUMBER OF WEIGHTED AVERAGE SHARES
  OUTSTANDING                                  20,150,000 20,150,000













See Independent Accountants' Review Report.


                                                         Page 5 of 12
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)



                                                   For The Six
                                                   Months Ended
                                                    December 31,
                                                 1997        1996


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                            $  15,962   $  1,724
  Adjustments to Reconcile Net
   Income to Net Cash Provided By
   Operating Activities:
    Changes in Assets and Liabilities:
     (Increase) Decrease in Other Assets            (100)      (300)
     (Decrease) Increase in Accrued
       Expenses and Taxes                         15,556       (507)

  Net Cash (Used In) Provided By
   Operating Activities                           31,418        917

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of Investments                             25,020         -0-

  Net Cash Provided By (Used In)
   Investing Activities                           25,020         -0-

Net (Decrease) Increase in Cash
  and Cash Equivalents                            56,438         917

Cash and Cash Equivalents,
  Beginning of Period                            647,886     616,268

CASH AND CASH EQUIVALENTS
  END OF PERIOD                                $ 704,324   $ 617,185


Supplemental Disclosures of
  Cash Flow Information
   Cash Paid During Period For:
     Taxes                                     $   8,113    $   807
     Interest                                       -0-         -0-








See Independent Accountants' Review Report.


                                                           Page 6 of 12

                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997
                           (Unaudited)


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



                                                    Page 7 of 11

                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997
                           (Unaudited)
                           (Continued)


          INCOME TAXES

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109,Accounting for Income Taxes. SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

          Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

          DEFERRED REGISTRATION COSTS

          As of December 31, 1997, the Company's subsidiary, Coral, has incurred deferred registration costs of $26,007 relating to expenses incurred in connection with the Proposed Distribution of Coral's securities. Upon consummation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.























                                                     Page 8 of 12
                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997
                           (Unaudited)
                           (Continued)


NOTE 3:   INVESTMENT IN EQUITY SECURITIES (At Cost)

          Investments in Non-Marketable Equity Securities consist
          of the following:
                                        Dec. 31,   June 30,
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

          The Company purchased 501,000 (adjusted for a one for 100 reverse split) shares of Davin Enterprises, Inc. at a cost of $7,950. This represents approximately 1% of the total outstanding shares of common stock.

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


                                                   Page 9 of 12

                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997
                           (Unaudited)
                           (Continued)


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




















                                                   Page 10 of 12

                     MODERN TECHNOLOGY CORP.
                NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1997
                           (Unaudited)
                           (Continued)


NOTE 5:   INCOME TAXES

          The provision for income taxes is comprised of the
          following:
                                        12/31/97   12/31/96
          Current tax expense:
            Federal income tax          $ 4,944    $   113
            State & city tax             12,366        325
                                        $17,310    $   438

          There were no timing differences during the current periods. Therefore, there was no deferred tax expense during the quarters ended December 31, 1997 and 1996.

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

                                        12/31/97   12/31/96
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


NOTE 7:   RELATED PARTY TRANSACTIONS

          Davin Enterprises, Inc. (Davin) entered into an oral agreement with Modern Technology Corp. providing for the partial use of office space for Davin on a month to month basis. The company does not pay rent but pays a fee to Modern Technology Corp. for services. There were no outstanding balances between these companies. The agreement terminated December 31, 1997.

                                                    Page 11 of 12
MODERN TECHNOLOGY CORP.
                NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1997
                           (Unaudited)
                           (Continued)


          Arthur Seidenfeld, President and a director of the Company, owns 14.5% of the outstanding shares of Daine Industries, Inc. and 1% of the outstanding shares of Davin Enterprises, Inc. Anne Seidenfeld, Treasurer, Secretary and a director of the Company, owns 12% of the outstanding shares of Modern Technology Corp. Anne Seidenfeld is Arthur Seidenfeld's mother.

NOTE 8:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the Company for the period July 1, 1997 to December 31, 1997 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.
































                                                    Page 12 of 12
                     MODERN TECHNOLOGY CORP.
                 Part 1.  Financial Information

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          Modern Technology Corp. ("The Company") is engaged in aiding prospective clients in obtaining financing and in providing management services to client companies. During the six months ended December 31, 1997, the Registrant was involved in providing managerial services to one firm which it aided in obtaining financing, namely Davin Enterprises, Inc. ("Davin") and received management fees of $3,200 from Davin. The agreement with Davin was terminated on December 31, 1997.

          During the six months ended December 31, 1997, the Registrant had net income of $15,962 as compared with net income of $1,724 during the six months ended December 31, 1996. The increase in profitability for the comparative periods discussed in the previous sentence can be attributed to a gain from the sale of shares of Delta Three Inc. and International Well Control, Inc (formerly Havenwood Inc.). During the six months ended December 31, 1997, the Registrant's treasurer-secretary, Anne Seidenfeld received a salary of $4,200. During the six months ended December 31, 1997, the Registrant's president, Arthur Seidenfeld, received a salary of $16,700.

          The cash and cash equivalents balances along with holdings of U.S. Treasury Obligations of the Company as of December 31, 1997 and June 30, 1997 were $704,324 and $647,886.

          On July 27, 1994, the Registrant signed an agreement to purchase a 40% ownership interest in a company entitled Soft Sail Wind Power Inc. The purpose of Soft Sail Wind Power Inc. will be to exploit and commercialize wind power. As of December 31, 1997, the Registrant owned 404 shares of Soft Sail Wind Power Inc. at a cost of $40,449 and has loaned Soft Sail Wind Power Inc. $11,400. As of December 31, 1997, the Registrant has written off its loan and cost basis in the shares it owns in Soft Sail Wind Power Inc.

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

          The transfer of shares will take place after the registration statement for Coral shares is declared effective by the SEC and a merger agreement with a privately owned company is completed. The registation statement was declared effective by the SEC in June of 1997. No assurances can be given that a merger agreement with a privately owned company will be successfully completed.

          On December 30, 1997 Davin announced the closing of its acquisition of Creative Master Ltd. Davin acquired 100% of
Creative Master Ltd. in exchange for issuing 48,060,000 restricted shares of Davin common stock.

          Creative Master Ltd., is a Hong Kong based company that manufactures premium collectible car replicas sold by such firms as Danbury Mint, Hallmark and Paul's Model Art. Its products are sold both in the U.S. and Europe. Creative Master has production facilities in Hong Kong and Dongguan, PRC and employs a workforce of about 2,500.

          Modern Technology Corp. owns 501,000 shares of common stock of Davin.

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


                     MODERN TECHNOLOGY CORP.


                    By: Arthur J. Seidenfeld
                 President, Chief Executive and
                     Chief Financial Officer
                        February 12, 1998