Form 10-Q
period 1998-03-31
MODERN TECHNOLOGY CORP
filed 1998-05-14
CIK 711422

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended March 31, 1998 or

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













                     MODERN TECHNOLOGY CORP.

                      FINANCIAL STATEMENTS

                         MARCH 31, 1998






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










             INDEPENDENT ACCOUNTANTS' REVIEW REPORT




To the Board of Directors and Stockholders
MODERN TECHNOLOGY CORP.
Brooklyn, NY

We have reviewed the consolidated balance sheets of MODERN TECHNOLOGY CORP. as at March 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the nine month periods ended March 31, 1998 and 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of Modern Technology Corp.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of June 30, 1997, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated August 15, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 1997 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



                                   GREENBERG & COMPANY, LLC

Springfield, New Jersey
April 23, 1998

                                                       Page 1 of 10
                        MODERN TECHNOLOGY CORP.
                      CONSOLIDATED BALANCE SHEETS


                                      March 31, 1998
                                        (Unaudited)    June 30, 1997


                              A S S E T S


CURRENT ASSETS
  Cash and Cash Equivalents              $702,473         $647,886
    Total Current Assets                  702,473          647,886

EQUIPMENT - At Cost                         9,939            9,939
  Less:  Accumulated Depreciation           9,939            9,939
                                              -0-              -0-


OTHER ASSETS
  Investments, At Cost                     24,750           49,770
  Deferred Tax Asset                        7,375            7,375
  Deferred Registration Costs              26,007           25,907
  Other Assets                                300              300
    Total Other Assets                     58,432           83,352

TOTAL ASSETS                             $760,905         $731,238


L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y


CURRENT LIABILITIES
  Accrued Expenses and Taxes             $ 17,892         $  3,219
    Total Current Liabilities              17,892            3,219

STOCKHOLDERS' EQUITY
  Common Stock Par Value $.0001
    Authorized:  150,000,000
    Shares Issued and Outstanding:
    20,150,000 Shares                       2,015            2,015
  Paid-In Capital in Excess of Par        495,161          495,161
  Retained Earnings                       245,837          230,843
    Total Stockholders' Equity            743,013          728,019

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $760,905         $731,238






Subject to the comments contained in the Accountants' Review Report.


                                                          Page 2 of 10
                          MODERN TECHNOLOGY CORP.
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE PERIOD JULY 1, 1994 TO MARCH 31, 1998



                       Common Stock                             Total
                                   Par                          Stock-
                       # of       Value   Paid-In    Retained   holders'
                      Shares     $.0001   Capital    Earnings    Equity



BALANCES AT
JULY 1, 1995        20,150,000   $2,015   $495,161   $222,638   $719,814

Net (Loss) for
the Year Ended
June 30, 1996                                          (3,720)    (3,720)

BALANCES AT
JUNE 30, 1996       20,150,000    2,015    495,161    218,918    716,094

Net Income
for the Year Ended
June 30, 1997                                          11,925     11,925

BALANCES AT
JUNE 30, 1997
(Audited)           20,150,000     2,015   495,161    230,843    728,019

Net Income
for the Nine
Months Ended
March 31, 1998                                         14,994     14,994


BALANCES AT
MARCH 31, 1998
(UNAUDITED)         20,150,000   $2,015   $495,161   $245,837   $743,013














Subject to the comments contained in the Accountants' Review Report.


                                                                Page 3 of 10
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                     For The Nine
                                                     Months Ended
                                                       March  31,
                                                    1998       1997


REVENUES

  Interest Income                                 $23,644    $26,029
  Management Income                                 3,200      7,200
  Gain on Sale of Securities                       67,065     29,940
                                                   93,909     63,169


EXPENSES

  Officers Salaries                                22,100      5,400
  General and Administrative Expenses              40,624     22,517
  Bad Debt                                            -0-     11,400
                                                   62,724     39,317


INCOME BEFORE TAXES                                31,185     23,852

Income Tax Expense                                 16,191      3,112


NET INCOME (LOSS)                                 $14,994    $20,740


NET INCOME (LOSS) PER SHARE                         NIL        NIL


NUMBER OF WEIGHTED AVERAGE SHARES
  OUTSTANDING                                  20,150,000  20,150,000













Subject to the comments contained in the Accountants' Review Report.


                                                          Page 4 of 10
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                     For The Three
                                                     Months Ended
                                                       March 31,
                                                    1998       1997


REVENUES

  Interest Income                                 $ 7,304    $11,476
  Management Income                                   -0-      2,400
  Gain on Sale of Securities                          -0-     29,940
                                                    7,304     43,816


EXPENSES

  Officers Salaries                                 1,200      1,800
  General and Administrative Expenses               8,191      8,926
  Bad Debt                                            -0-     11,400
                                                    9,391     22,126


INCOME (LOSS) BEFORE TAXES                         (2,087)    21,690

Income Tax Expense (Benefit)                       (1,119)     2,674


NET INCOME (LOSS)                                 $  (968)   $19,016


NET INCOME (LOSS) PER SHARE                         NIL        NIL


NUMBER OF WEIGHTED AVERAGE SHARES
  OUTSTANDING                                  20,150,000  20,150,000













Subject to the comments contained in the Accountants' Review Report.


                                                          Page 5 of 10
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                   For The Nine
                                                   Months Ended
                                                     March 31,
                                                 1998        1997


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                            $ 14,994    $ 20,740
  Adjustments to Reconcile Net
   Income to Net Cash Provided By
   Operating Activities:
    Changes in Assets and Liabilities:
     (Increase) Decrease in Due from
      Securities Sale                               -0-     (32,000)
     (Increase) Decrease in Receivable
      - Affiliate                                   -0-        (800)
     (Increase) Decrease in Other Assets            -0-        (300)
     (Decrease) Increase in Accrued
       Expenses                                  14,673       3,643

  Net Cash Provided By (Used In)
   Operating Activities                          29,667      (8,717)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of Investment                             25,020      25,000
  Deferred Registration Costs - Subsidiary         (100)    (12,650)
  Loans to Affiliate                                -0-         -0-
  Bad Debt - Loan to Affiliate                      -0-      11,400

  Net Cash Provided By (Used In)
   Investing Activities                          24,920      23,750

Net (Decrease) Increase in Cash
  and Cash Equivalents                           54,587      15,033

Cash and Cash Equivalents,
  Beginning of Period                           647,886     616,268

CASH AND CASH EQUIVALENTS
  END OF PERIOD                                $702,473    $631,301


Supplemental Disclosures of
  Cash Flow Information
   Cash Paid During Period For:
     Taxes                                     $  8,113    $   523
     Interest                                       -0-         -0-


Subject to the comments contained in the Accountants' Review Report.


                                                           Page 6 of 10
                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED MARCH 31, 1998
                           (Unaudited)

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

          INCOME TAXES

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ('SFAS') No. 109, 'Accounting for Income Taxes.' SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.
                                                       Page 7 of 10
                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED MARCH 31, 1998
                           (Unaudited)
                           (Continued)

          DEFERRED REGISTRATION COSTS

          As of March 31, 1998, the Company's subsidiary, Coral, has incurred deferred registration costs of $26,007 relating to expenses incurred in connection with the Proposed Distribution of Coral's securities. Upon consumation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

NOTE 3:   INVESTMENT IN EQUITY SECURITIES (At Cost)

          Investments in non-marketable Equity Securities consist
          of the following:
                                        March 31,  June 30,
                                          1998       1997
          Investment in 25,000 Shares
          of Delta Three, Inc.          $   -0-    $25,000

          Investment in TTR Inc.
          10% Promissory Note               -0-     25,000

          Investment in 72 million
          restricted shares in
          Daine Industries, Inc.         15,900     15,900

          Investment in 501,000
          restricted shares in
          Davin Enterprises, Inc.         7,950      7,950

          Investments in other
          restricted securities             900        920

                                        $24,750    $74,770

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


                                                       Page 8 of 10
                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED MARCH 31, 1998
                           (Unaudited)
                           (Continued)

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

NOTE 5:   INCOME TAXES

          The provision for income taxes is comprised of the
          following:
                                        3/31/98    3/31/97
          Current tax expense:
            Federal income tax          $ 4,890    $ 2,606
            State & city tax             11,301        506
                                        $16,191    $ 3,112

          There were no timing differences during the current periods. Therefore, there was no deferred tax expense during the quarters ended March 31, 1998 and 1997.




                                                       Page 9 of 10
                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED MARCH 31, 1998
                           (Unaudited)
                           (Continued)

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

                                        3/31/98    3/31/97
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

NOTE 8:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the Company for the period July 1, 1997 to March 31, 1998 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.










                                                     Page 10 of 10

                 Part 1.  Financial Information

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          Modern Technology Corp. ("The Company") is engaged in aiding prospective clients in obtaining financing and in providing management services to client companies. During the nine months ended March 31, 1998, the Registrant was involved in providing managerial services to one firm which it aided in obtaining financing, namely Davin Enterprises, Inc. ("Davin") and received management fees of $3,200 from Davin. As of January 1, 1998, Davin is no longer a client of the company.

          During the nine months ended March 31, 1998, the Registrant had net income of $14,994 as compared with net income of $20,740 during the nine months ended March 31, 1997. For the nine months ended March 31, 1998 total revenues amounted to $93,909, a 49% increase over revenues generated during the nine months ended March 31, 1997. Expenses for the nine months ended March 31, 1998 amounted to $62,724, a 60% increase over expenses incurred for the nine months ended March 31, 1997. Net income before taxes amounted to $31,185 for the nine months ended March 31, 1998, a 31% increase over net income earned during the nine months ended March 31, 1997.

          After tax net income for the nine months ended March 31, 1998 declined by 28% ($5,746) when compared with net income after tax earned during the nine months ended March 31, 1997. This decline can be attributed to income tax expense of $16,191 incurred during the nine month period ended March 31, 1998, a dramatic increase over income tax expense of $3,112 incurred during the nine months ended March 31, 1997.

          During the nine month period ended March 31, 1998 the Registrant sold its share positions in Delta Three Inc and TTR Inc., generating a gain of $67,065. The rise in expenses for the nine months ended March 31, 1998 can be attributed to higher officers salaries and general and administrative expenses offset by a decline in bad debts (none incurred during the nine months ended March 31, 1998 as compared with $11,400 incurred during the nine months ended March 31, 1997 as a result of a writeoff of the Registrant's loan to Soft Sail Wind Power Inc).

          During the nine months ended March 31, 1998 and 1997, the Registrant's treasurer-secretary, Anne Seidenfeld received a salary of $5,400. During the nine months ended March 31, 1998 the Registrant's president received a salary of $16,700.

          The cash and cash equivalents balances along with holdings of U.S. Treasury Obligations of the Company as of March
31, 1998 and June 30, 1997 were $702,473 and $647,886.

          On July 27, 1994, the Registrant signed an agreement to purchase a 40% ownership interest in a company entitled Soft Sail Wind Power Inc. The purpose of Soft Sail Wind Power Inc. will be to exploit and commercialize wind power. As of December 31, 1996, the Registrant owned 404 shares of Soft Sail Wind Power Inc. at a cost of $40,449 and has loaned Soft Sail Wind Power Inc. $11,400. As of March 31, 1997, the Registrant had written off its investment and loan with Soft Sail Wind Power Inc.

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


                     MODERN TECHNOLOGY CORP.


                   By:
                       Arthur J. Seidenfeld
                 President, Chief Executive and
                     Chief Financial Officer
                          May 12, 1998