Form 10-K
period 1998-06-30
MODERN TECHNOLOGY CORP
filed 1998-09-29
CIK 711422

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-K


      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES ACT OF 1934 (Fee Required)


For The Fiscal Year                Commission File #2-80891-NY
Ended June 30, 1998

                     MODERN TECHNOLOGY CORP.

     (Exact Name of Registrant as Specified in its Charter)


Nevada                                       11-2620387

(State or other jurisdiction of              (I.R.S. Employer
Incorporation or Organization)               Identification Number)


          240 Clarkson Avenue, Brooklyn, New York 11226

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

As of September 23, 1998, there was no aggregate market value of the voting stock held by non-affiliates of the Registrant due to the fact that there was no trading market in the shares of the Registrant.

The Number of Shares Outstanding of Common Stock $.0001 par value at September 23, 1998 was 20,150,000.

                             PART 1

1.  Business

     The Registrant is engaged in aiding prospective clients in obtaining financing and in providing managerial services to client companies. During the year ended June 30, 1997, the Registrant was involved in providing managerial services to Davin Enterprises Inc. ("Davin") which it also had aided in obtaining financing. The Registrant received managerial fees of $3,200 from Davin during the year ended June 30, 1998.

     Presently, the Registrant is seeking out joint venture candidates and companies for which it can aid in providing financing and managerial services although no assurances can be given that the Registrant will be successful in gaining new clients in the near future.

     During December 1996 the Registrant purchased 403,000 shares of Coral Development Corp. for $30,300. The Registrant has registered these shares with the Securities and Exchange Commission with the intention to distribute those shares to the Registrant's shareholders in the form of a dividend. This distribution can only be made after a merger agreement with a private company is signed and at least 80% of the Registrant's shareholders approve such merger. On July 22, 1998, Coral has signed a merger agreement with OmniComm Systems Inc., a company in the computer software field.
No assurance can be given that a merger agreement will be signed and that at least 80% of the shareholders of the Registrant will approve such merger agreement.

     During the year ended June 30, 1996, the Registrant purchased 25,000 shares of Delta Three Inc. for $25,000-. Delta Three Inc. is a telecommunications provider, using Internet technology for voice transmission. During the quarter ended September 30, 1997 the Registrant sold its 25,000 shares of Delta Three Inc. for $50,000.

     During the fiscal year ended June 30, 1998, the Registrant had net income of $16,198. Its revenue for the year ended June 30, 1998 was derived from management income amounting to $3,200, interest income of $32,726 and a gain on securities sales of $67,065. Total revenues for the year ended June 30, 1998 amounted to $102,991.

Item 2.  Properties.

     As of June 30, 1998, the Registrant owned no property.  The
Registrant utilizes some space in the offices of Lite King Corp., an affiliated company.

Item 3.  Legal Proceedings.

     None


Item 4.  Submission of Matters to a Vote of Security Holders.

     None

                             PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholders Matters.

     During the past three fiscal years there was no market for the shares of the Registrant.

Number of Shareholders - 372 shareholders of record of 9/23/98.

Dividends - None paid.

Item 6.   Selected Financial Data

                           for the Year ended June 30,
                   1998     1997     1996      1995      1994

Total Revenues    $102,991 $72,985  $40,449  $40,708   $31,278
Operating Income
 (Loss)             28,160   6,388   (2,709) (14,375)  (10,694)
Net Income (Loss)   16,198  11,925   (3,720) (14,375)  (10,694)
Net Income (Loss)
 per share           NIL      NIL      NIL      NIL       NIL
Total Assets       752,417 731,238  718,443  721,014   735,389
Long Term Debt        -0-      -0-      -0-      -0-       -0-
Dividends             -0-      -0-      -0-      -0-       -0-

Item 7.   Management's Discussion and Analysis of Results of
          Operations.

     The Registrant had net income after taxes of $16,198 for the year ended June 30, 1998. Net income after taxes for the year ended June 30, 1997 amounted to $11,925.

     Fiscal year 1998 revenues and income was influenced by interest income, management income and gains from the sale of securities. During fiscal year 1998, the revenues amounted to $102,991 as compared with fiscal year 1997 revenes of $72,985. Operating expenses rose in fiscal year 1998 as compared with the comparative fiscal year 1997 figure. The net income figure for fiscal year 1998 was principally due to the sale of securities (Delta Three and Havenwood Corp. shares).

     The Registrant received monthly management fees of $3,200 from Davin for the fiscal year ended June 30, 1998. The Registrant provided administrative, clerical, bookkeeping and other services to Davin. The agreement was terminated December 31, 1997. At June 30, 1998, the Registrant owned 50,100 restricted shares of Creative Master International Inc. (formerly Davin Enterprises Inc.), at a cost of $7,950, representing less than 1% of the total shares of Creative outstanding. Davin Enterprises Inc. merged with Creative Master International Inc. in December 1997.

     During December 1996 the Retistrant purchased 403,000 shares of Coral Development Corp. for $30,300. The Registrant has registered these shares with the Securities and Exchange Commission with the intention to distribute those shares to the Registrant's shareholders in the form of a dividend. This distribution can only be made after a merger agreement with a private company is signed and at least 80% of the Registrant's shareholders approve such merger. In July 1998 Coral merged with Omnicomm Systems Inc. a computer software company. No assurance can be given that a merger agreement with OmniComm Systems Inc. will be completed and that at least 80% of the shareholders of the Registrant will approve such merger agreement.

     The Company purchased an investment in TTR Inc., a 10% promissory note in the amount of $25,000 with warrants for 4,000 shares exercisable at $.01 at the time of a TTR initial public offering. TTR Inc. incorporated for the purpose of designing, developing, and marketing computer software products. During the quarter ended March 31, 1997, TTR completed its initial public offering and repaid the note with interest. The Company also exercised its warrants and realized a gain of $29,940 in the year ended June 30, 1997.

     The Company purchased 25,000 shares of Delta Three Inc. for
$25,000. Delta Three, Inc. is a telecommunications provider using Internet technology for voice transmission. This investment was sold during the year ended June 30, 1998.

     During the year ended June 30, 1997 the Registrant recognized a complete loss on its investment and loan to Soft Sail Wind Power Inc. (Soft Sail). At the present time the Registrant does not believe Soft Sail will be able to repay its debt to the Company and has therefore considered its debt and equity investment in Soft Sail to be worthless. The loss on the loan was $11,400 and the loss in fiscal year 1997 on its equity investment was $16,005.

     At June 30, 1998 the Registrant's total assets amounted to $752,417 and as compared with $731,238 for total assets at June 30, 1997. At June 30, 1998, stockholders' equity amounted to $744,217, as compared with $728,019 at June 30, 1997.

Item 8.   Financial Statements.

     Attached.

Item 9.   Changes In and Disagreement With Accountants on
          Accounting and Financial Disclosure.

     None.
Year 2000 Issue

     The Company has evaluated the impact of the Year 2000 issue on the business and does not expect to incur significant costs with Year 2000 compliance. The Company believes that all software and hardware requirements to enable it to cope with the Year 2000 issue have been or are being currently implemented. However, there can be no assurance that unanticipated costs may arise in implementing these requirements.

                            PART III

Item 10.  Directors and Executive Officers.

     The executive officers and directors of the Registrant are as follows:

Name                Age  Title                    Term Expires

Arthur Seidenfeld   47   President and            Next Annual
                         Director                 Meeting
Anne Seidenfeld     85   Treasurer, Secretary     Next Annual
                         and Director             Meeting
Gerald Kaufman      57   Director                 Next Annual
                                                  Meeting

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

     He is also president and director of Daine Industries, Inc., a publicly traded company which through its wholly owned subsidiary, Lite King Corp, is engaged in the manufacture of wiring devices. He was also president and director of Davin Enterprises, Inc. (a publicly traded company that went public in Sept. 1987) from 1987 until December 1997 when Davin merged with Creative Masters International Inc., a manufacturer of replica cars. From July 1994 until April 1997, he was also treasurer-secretary of Soft Sail Wind Power Inc., a newly established company engaged in wind energy research and development activities. Since December 1996, he has been president and director of Coral Development Corp., a public company which signed a merger agreement in July 1998 with Omnicomm Systems Inc., a company in the computer software field.

     Anne Seidenfeld, Treasurer, Secretary and Director, received her diploma from Washington Irving High School, New York City, in 1931. Mrs. Seidenfeld is the Treasurer, Secretary and Director of Daine Industries, Inc. and Coral Development Corp and was Treasurer, Secretary and Director of Davin Enterprises Inc. from 1987 until December 1997.

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

Item 11.  Management-Remuneration and Transactions.

     During the fiscal year ended June 30, 1998, management salaries were as follows:

     Anne Seidenfeld - Treasurer-Secretary $7,200
     Arthur Seidenfeld - President $17,300

     Anne Seidenfeld, the Company's treasurer and secretary, pursuant to an oral agreement with the Company earned $7,200 as an annual salary effective through June 30, 1998.

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

Item 13.  Certain Relationships and Related Transactions:

     For the year ended June 30, 1998, the Registrant received management fees from Davin Enterprises, Inc. amounting to $3,200. Arthur Seidenfeld, President and a director of the Registrant owns 44,063 of the outstanding shares of Davin Enterprises, Inc. Anne Seidenfeld, Treasurer-Secretary and a director of the Registrant owns 5,470 of the outstanding shares of Davin Enterprises, Inc. Davin Enterprises Inc.'s name was changed to Creative Master International Inc. after Creative Master Inc. merged with Davin Enterprises Inc.

                     MODERN TECHNOLOGY CORP.
           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
           FILED WITH THE ANNUAL REPORT OF THE COMPANY
                          ON FORM 10-K

ITEM 14 - EXHIBITS

     Financial Statements and Schedules and Reports on Form 8-K.

ACCOUNTANT'S REPORT
BALANCE SHEET AS OF JUNE 30, 1998 AND JUNE 30, 1997
STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD JULY 1, 1995 TO
  JUNE 30, 1998
STATEMENT OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND
  1996
STATEMENT OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND
  1996
NOTES TO FINANCIAL STATEMENTS

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















                    MODERN TECHNNOLOGY CORP.

                      FINANCIAL STATEMENTS

                     JUNE 30, 1998 AND 1997









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


We have audited the accompanying consolidated balance sheets of MODERN TECHNOLOGY CORP. as at June 30, 1998 and 1997 and the related consolidated statements of operations and stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of MODERN TECHNOLOGY CORP. at June 30, 1998 and 1997, and the consolidated results of its operations and cash flows for the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.




                                   GREENBERG & COMPANY LLC

Springfield, New Jersey
August 6, 1998


                                                    Page 1 of 10
                          MODERN TECHNOLOGY CORP.
                        CONSOLIDATED BALANCE SHEETS


                                                            June 30,
                                                        1998       1997


                                A S S E T S


CURRENT ASSETS
  Cash and Cash Equivalents                           $701,275   $647,886

EQUIPMENT - At Cost                                      9,939      9,939
  Less:  Accumulated Depreciation                        9,939      9,939
                                                           -0-        -0-

OTHER ASSETS
  Investments, At Cost                                  24,750     49,770
  Deferred Tax Asset                                       -0-      7,375
  Deferred Registration Costs                           26,007     25,907
  Other Assets                                             385        300
                                                        51,142     83,352


TOTAL ASSETS                                          $752,417   $731,238



  L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y


CURRENT LIABILITIES
  Accrued Expenses and Taxes                          $  8,200   $  3,219

STOCKHOLDERS' EQUITY
  Common Stock Par Value $.0001
    Authorized:  150,000,000 Shares
    Issued and Outstanding:  20,150,000
      Shares                                             2,015      2,015
  Paid-In Capital                                      495,161    495,161
  Retained Earnings                                    247,041    230,843
                                                       744,217    728,019


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $752,417   $731,238







The accompanying notes are an integral part of these financial statements.


                                                                 Page 2 of 10
                          MODERN TECHNOLOGY CORP.
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE PERIOD JULY 1, 1995 TO JUNE 30, 1998



                                                                   Total
                                    Par               Retained     Stock-
                        # of       Value   Paid-In    Earnings   holders'
                       Shares     $.0001   Capital    (Deficit)   Equity


BALANCES AT
JULY 1, 1995         20,150,000   $2,015   $495,161   $222,638   $719,814

Net Income (Loss)
for the Year Ended
June 30, 1996                                           (3,720)    (3,720)

BALANCES AT
JUNE 30, 1996        20,150,000    2,015    495,161    218,918    716,094

Net Income (Loss)
for the Year Ended
June 30, 1997                                           11,925     11,925

BALANCES AT
JUNE 30, 1997        20,150,000    2,015    495,161    230,843    728,019

Net Income (Loss)
for the Year Ended
June 30, 1998                                           16,198     16,198


BALANCES AT
JUNE 30, 1998        20,150,000   $2,015   $495,161   $247,041   $744,217


















The accompanying notes are an integral part of these financial statements.


                                                                 Page 3 of 10
                          MODERN TECHNOLOGY CORP.
                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                          For The Years Ended June 30,
                                       1998          1997          1996


REVENUES

  Interest Income                    $ 32,726      $33,445       $30,849

  Management Income                     3,200        9,600         9,600

  Gain on Securities Sales             67,065       29,940           -0-

                                      102,991       72,985        40,449

EXPENSES

  Officers' Salaries                   24,500        7,200         7,200

  General and Administrative
    Expenses                           50,331       31,992        26,472

  (Loss) on Worthlessness of
   Affiliate                              -0-      (27,405)          -0-

  Equity in (Loss) of
   Affiliated Company                     -0-          -0-        (9,486)
                                       74,831       66,597        43,158

INCOME (LOSS) BEFORE TAXES             28,160        6,388        (2,709)

OTHER EXPENSES & TAXES

  Income Tax (Expense) Benefit         11,962        5,537        (1,011)


NET INCOME (LOSS)                    $ 16,198      $11,925       $(3,720)

INCOME (LOSS) PER SHARE                 NIL           NIL           NIL

NUMBER OF WEIGHTED AVERAGE
  SHARES OUTSTANDING               20,150,000    20,150,000    20,150,000








The accompanying notes are an integral part of these financial statements.


                                                                 Page 4 of 10
                          MODERN TECHNOLOGY CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                           For The Years Ended June 30,
                                             1998       1997       1996


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                         $ 16,198   $ 11,925   $ (3,720)
 Adjustments to Reconcile Net Income
  to Net Cash Provided By (Used In)
  Operating Activities:
   Changes in Assets and Liabilities:
    Decrease (Increase) In Deferred Taxes     7,375     (7,375)       -0-
    Decrease (Increase) in Deferred
     Registration Costs                        (100)   (25,907)       -0-
    Decrease (Increase) in Other Assets         (85)      (300)       -0-
    Increase (Decrease) Accrued
      Expenses and Taxes                      4,981        870      1,149

 Net Cash Provided By (Used In)
  Operating Activities                       28,369    (20,787)    (2,571)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Write Down of Investments and Loan             -0-     27,405      9,486
 Purchase (Sale) of Securities               25,020     25,000    (25,000)
 Loan - Affiliate                               -0-        -0-    (11,400)
  Net Cash (Used In) Provided By
   Investing Activities                      25,020     52,405    (26,914)

Net Increase (Decrease) in Cash
 and Cash Equivalents                        53,389     31,618    (29,485)

Cash and Cash Equivalents,
 Beginning of Year                          647,886    616,268    645,753


CASH AND CASH EQUIVALENTS,
 END OF YEAR                               $701,275   $647,886   $616,268



Supplemental Disclosures Of Cash Flow Information

 Cash Paid During The Period For:
  Taxes                                    $  2,806   $    623   $    -0-
  Interest                                 $    -0-   $    -0-   $    -0-





The accompanying notes are an integral part of these financial statements.


                                                                 Page 5 of 10
                        MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

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

          INCOME TAXES

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.
                                                       Page 6 of 10
                        MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JUNE 30, 1998 AND 1997
                              (Continued)

          Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

          DEFERRED REGISTRATION COSTS

          As of June 30, 1998, the Company's subsidiary, Coral, has incurred deferred registration costs of $26,007 relating to expenses incurred in connection with the Proposed Distribution of Coral's securities. Upon consumation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

          YEAR 2000 COMPLIANCE

          The Company has evaluated the impact of the Year 2000 issue on the business and does not expect to incur significant costs with Year 2000 compliance. The Company believes that all software and hardware requirements to enable it to cope with the Year 2000 issue have been or are being currently implemented. However, there can be no assurance that unanticipated costs may arise in implementing these requirements.

NOTE 3:   INVESTMENT IN EQUITY SECURITIES (At Cost)

          Investments in Non Marketable Equity Securities consist of the following:
                                        June 30,   June 30,
                                          1998       1997
          Investment in 25,000 Shares
          of Delta Three, Inc.          $   -0-    $25,000

          Investment in 72 million
          restricted shares in
          Daine Industries, Inc.         15,900     15,900

          Investment in 50,100
          restricted shares in
          Creative Master
          International Inc.
          (formerly Davin
          Enterprises Inc.)               7,950      7,950

          Investments in other
          restricted securities             900        920

                                        $24,750    $49,770




                                                   Page 7 of 10
                        MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JUNE 30, 1998 AND 1997
                              (Continued)

          The Company purchased 72 million shares of Daine Industries, Inc. stock at a cost of $15,900. This represents 29% of the total outstanding shares of common stock.

          The Company purchased 50,100 shares of Creative Master
          International Inc. (formerly Davin Enterprises, Inc.) at a cost of $7,950.

          The Company purchased an investment in TTR Inc., a 10% promissory note in the amount of $25,000 with warrants for 4,000 shares exercisable at $.01 at the time of a TTR initial public offering. TTR Inc. incorporated for the purpose of designing, developing, and marketing computer software products. During the quarter ended March 31, 1997, TTR completed its initial public offering and repaid the note with interest. The Company also exercised its warrants and realized a gain of $29,940 in the year ended June 30, 1997.

          The Company purchased 25,000 shares of Delta Three Inc. for $25,000. Delta Three, Inc. is a telecommunications provider using Internet technology for voice transmission. This investment was sold during the year ended June 30, 1998.

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

          During the year ended June 30, 1997 the Company recognized a complete loss on its investment and loan to Soft Sail. There is no financial information available since June 30, 1996. At the present time the Company does not believe Soft Sail will be able to repay its debt to the Company and has therefore considered its debt and equity investment in Soft Sail to be worthless. The loss on the loan was $11,400 and the loss on its equity investment was $16,005. Both of these losses were recognized during the year ended June 30, 1997.




                                                       Page 8 of 10
                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED JUNE 30, 1998 AND 1997
                           (Continued)

NOTE 5:   INCOME TAXES

          The provision for income taxes is comprised of the
          following:
                                       6/30/98  6/30/97  6/30/96
            Current                    $ 4,587  $ 1,838  $1,011
            Deferred                     7,375   (7,375)    -0-
                                       $11,962  $(5,537) $1,011

          The provision for income taxes differs from the amount computed by applying the statutory federal income rate as follows:
                                       6/30/98  6/30/97  6/30/96
            Expected statutory amount  $ 3,200  $   781  $1,011
            Net operating loss           7,375   (7,375)    -0-
            State income taxes, net
             of federal benefit          1,387    1,057     -0-
                                       $11,962  $(5,537) $1,011

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards. The net operating loss, of Coral, of approximately $9,000 will expire in fiscal year June 30, 2013. The related tax asset of $1,323 has been fully reserved since it is highly uncertain if Coral will realize this benefit.

          The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                       6/30/98  6/30/97  6/30/96
          Deferred tax assets:
            Net operating loss
             carry forwards            $1,323   $ 7,375  $-0-
            Valuation allowance        (1,323)      -0-   -0-
            Net deferred tax (assets)  $  -0-   $(7,375) $-0-

NOTE 6:   POSTRETIREMENT BENEFITS

          The company does not maintain any employee benefits currently. The company does not maintain a plan for any postretirement employee benefits, therefore, no provision was made under FAS's 106 and 112.











                                                Page 9 of 10
                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED JUNE 30, 1998 AND 1997
                           (Continued)


NOTE 7:   RELATED PARTY TRANSACTIONS

          Arthur Seidenfeld, President and a director of the Company, owns 14.5% of the outstanding shares of Daine Industries, Inc. Anne Seidenfeld, Treasurer, Secretary and a director of the Company, owns approximately 8% of the outstanding shares of Daine Industries, Inc. Anne Seidenfeld is Arthur Seidenfeld's mother. There were no related party transactions.















































                                                    Page 10 of 10

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MODERN TECHNOLOGY CORP.


                              By Arthur J. Seidenfeld
                                 President, Principal Executive Officer
                                 and Principal Financial Officer
                                 Dated:  September 23, 1998



Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Name                  Title                             Date


Arthur Seidenfeld     President and Director            September 23, 1998


Anne Seidenfeld       Treasurer, Secretary              September 23, 1998
                      and Director


Gerald Kaufman        Director                          September 23, 1998