Form 10-Q
period 1998-09-30
MODERN TECHNOLOGY CORP
filed 1998-11-13
CIK 711422

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended September 30, 1998 or

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

                              10Q-1













                     MODERN TECHNOLOGY CORP.

                      FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1998






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






                   ACCOUNTANTS' REVIEW REPORT




To the Board of Directors and Stockholders
MODERN TECHNOLOGY CORP.
Brooklyn, New York

We have reviewed the consolidated balance sheets of MODERN
TECHNOLOGY CORP. as at September 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the three month periods ended September 30, 1998 and 1997, in accordance with standards established by the American
Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated August 6, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 1998 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                   GREENBERG & COMPANY, LLC

Springfield, New Jersey
October 29, 1998


                                                     Page 1 of 11
                        MODERN TECHNOLOGY CORP.
                      CONSOLIDATED BALANCE SHEETS

                                      Sept. 30, 1998
                                        (Unaudited)    June 30, 1998


                              A S S E T S


CURRENT ASSETS
  Cash and Cash Equivalents              $699,229         $701,275
    Total Current Assets                  699,229          701,275

EQUIPMENT - At Cost                         9,939            9,939
  Less:  Accumulated Depreciation           9,939            9,939
                                              -0-              -0-


OTHER ASSETS
  Investments, At Cost                     24,750           24,750
  Deferred Registration Costs              26,007           26,007
  Other Assets                                385              385
    Total Other Assets                     51,142           51,142


TOTAL ASSETS                             $750,371         $752,417



L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y


CURRENT LIABILITIES
  Accrued Expenses and Taxes             $ 10,000         $  8,200
    Total Current Liabilities              10,000            8,200

STOCKHOLDERS' EQUITY
  Common Stock Par Value $.0001
    Authorized:  150,000,000
    Shares Issued and Outstanding:
    20,150,000 Shares                       2,015            2,015
  Paid-In Capital in Excess of Par        495,161          495,161
  Retained Earnings                       243,195          247,041
    Total Stockholders' Equity            740,371          744,217


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $750,371         $752,417





Subject to the comments contained in the Accountants' Review Report.

                                                          Page 2 of 11
                     MODERN TECHNOLOGY CORP.
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE PERIOD JULY 1, 1996 TO SEPTEMBER 30, 1998



                                                           Total
                              Par                          Stock-
                  # of       Value   Paid-In    Retained   holders'
                 Shares     $.0001   Capital    Earnings    Equity





BALANCES AT
JULY 1, 1996   20,150,000   $2,015   $495,161   $218,918   $716,094

Net Income(Loss)
for the year ended
June 30, 1997                                     11,925     11,925

BALANCES AT
JUNE 30, 1997  20,150,000    2,015    495,161    230,843    728,019

Net Income
(Loss) for
the Year
ended
June 30, 1998                                     16,198     16,198

BALANCES AT
JUNE 30, 1998
(Audited)      20,150,000    2,015    495,161    247,041    744,217

Net Income(Loss)
for the Three
Months Ended
Sept. 30, 1998                                    (3,846)    (3,846)


BALANCES AT
SEPT. 30, 1998
(Unaudited)    20,150,000   $2,015   $495,161   $243,195   $740,371










Subject to the comments contained in the Accountants' Review Report.


                                                         Page 3 of 11
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                     For The Three
                                                     Months Ended
                                                     September 30,
                                                    1998       1997


REVENUES

  Interest Income                                 $ 9,642    $ 6,412
  Management Income                                   -0-      1,600
  Gain on Securities Sale                             -0-     67,065
                                                    9,642     75,077


EXPENSES

  Officers Salaries                                 1,200     17,800
  General and Administrative Expenses              10,905      8,457
                                                   12,105     26,257


INCOME (LOSS) INCOME BEFORE TAXES                  (2,463)    48,820

Income Tax Expense                                  1,383     16,129


NET INCOME (LOSS)                                 $(3,846)   $32,691


NET INCOME (LOSS) PER SHARE                         NIL        NIL


NUMBER OF WEIGHTED AVERAGE SHARES
  OUTSTANDING                                  20,150,000 20,150,000













Subject to the comments contained in the Accountants' Review Report.


                                                         Page 4 of 11
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)



                                                   For The Three
                                                   Months Ended
                                                   September 30,
                                                 1998        1997


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                            $  (3,846)  $  32,691
  Adjustments to Reconcile Net
   Income to Net Cash Provided By
   Operating Activities:
    Changes in Assets and Liabilities:
     (Increase) Decrease in Income Tax
       Receivable                                    -0-      (7,378)
     (Increase) Decrease in Deferred
       Registration Costs                            -0-        (100)
     (Decrease) Increase in Accrued
       Expenses and Taxes                          1,800      15,863

  Net Cash (Used In) Provided By
   Operating Activities                           (2,046)     41,076

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to Affiliate                                 -0-         -0-
  Sale of Investments                                -0-      25,020

  Net Cash Provided By (Used In)
   Investing Activities                              -0-      25,020

Net (Decrease) Increase in Cash
  and Cash Equivalents                            (2,046)     66,096


Cash and Cash Equivalents,
  Beginning of Period                            701,275     647,886

CASH AND CASH EQUIVALENTS
  END OF PERIOD                                $ 699,229   $ 713,982


Supplemental Disclosures of
  Cash Flow Information
   Cash Paid During Period For:
     Taxes                                     $   1,383   $   8,113
     Interest                                        -0-         -0-



Subject to the comments contained in the Accountants' Review Report.


                                               Page 5 of 11
                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1998
                           (Unaudited)


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


                                                    Page 6 of 11

                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1998
                           (Unaudited)
                           (Continued)





          INCOME TAXES

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

          Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

          DEFERRED REGISTRATION COSTS

          As of September 30, 1998, the Company's subsidiary, Coral, has incurred deferred registration costs of $26,007 relating to expenses incurred in connection with the Proposed Distribution of Coral's securities. Upon consummation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

NOTE 3:   INVESTMENT IN EQUITY SECURITIES (At Cost)

          Investments in Non-Marketable Equity Securities consist of the following:













                                                     Page 7 of 11

                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1998
                           (Unaudited)
                           (Continued)


                                        Sept. 30,  June 30,
                                          1998       1998

          Investment in 72 million
          restricted shares in
          Daine Industries, Inc.        $15,900    $15,900

          Investment in 50,100
          restricted shares in
          Creative Master
          International, Inc.
          (formerly Davin
          Enterprises, Inc.)              7,950      7,950

          Investments in other
          restricted securities             900        900

                                        $24,750    $24,750



          The Company purchased 72 million shares of Daine
          Industries, Inc. stock at a cost of $15,900. This represents 29% of the total outstanding shares of common stock.

          The Company purchased 50,100 shares of Creative Master
          International, Inc. (formerly Davin Enterprises, Inc.) at a cost of $7,950.

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





                                                   Page 8 of 11
                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1998
                           (Unaudited)
                           (Continued)


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




















                                                   Page 9 of 11

                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1998
                           (Unaudited)
                           (Continued)


NOTE 5:   INCOME TAXES

          The provision for income taxes is comprised of the
          following:
                                        9/30/98    9/30/97
          Current tax expense:
            Federal income tax          $  800     $ 5,966
            State & city income tax        583      10,163
                                        $1,383     $16,129

          There were no timing differences during the current periods. Therefore, there was no deferred tax expense during the quarters ended September 30, 1998 and 1997.

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards. The net operating loss of Coral of approximately $9,000 will expire in fiscal year June 30, 2013. The related tax asset of $1,323 has been fully reserved since it is highly uncertain if Coral will realize this benefit.

          The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                        9/30/98    9/30/97
          Deferred tax assets:
            Net operating loss
              Carry forwards            $ 1,323    $ 7,375
            Valuation allowances         (1,323)       -0-
          Net deferred tax (assets)     $   -0-    $(7,375)


NOTE 6:   POSTRETIREMENT BENEFITS

          The Company does not maintain any employee benefits currently. The Company does not maintain a plan for any postretirement employee benefits, therefore, no provision was made under FAS's 106 or 112.







                                         Page 10 of 11
                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1998
                           (Unaudited)
                           (Continued)



NOTE 7:   RELATED PARTY TRANSACTIONS

          Arthur Seidenfeld, President and a director of the Company, owns 14.5% of the outstanding shares of Daine Industries, Inc. Anne Seidenfeld, Treasurer, Secretary and a director of the Company, owns approximately 8% of the outstanding shares of Daine Industries, Inc. Anne Seidenfeld is Arthur Seidenfeld's mother.


NOTE 8:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the Company for the period July 1, 1998 to September 30, 1998 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.





























                                                    Page 11 of 11
                     MODERN TECHNOLOGY CORP.
                 Part 1.  Financial Information

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          Modern Technology Corp. ("The Registrant") is engaged in aiding prospective clients in obtaining financing and in providing management services to client companies.

          During the three months ended September 30, 1998, the Registrant had a net loss of $3,846 as compared with net income of $32,691 during the three months ended September 30, 1997. For the three months ended September 30, 1998, total revenues amounted to $9,642, an 87% decline over revenues generated during the three months ended September 30, 1997. Expenses for the three months ended September 30, 1998 amounted to $12,105, a 54% decline over expenses incurred for the three months ended September 30, 1997. The net loss before taxes amounted to $2,463 for the three months ended September 30, 1998, as compared with net income before taxes of $48,820 earned during the three months ended September 30, 1997.

          The net income generated for the three months ended September 30, 1997 can be attributable to the share positions in Delta Three Inc. and TTR Inc. sold during the three months ended September 30, 1997. Income tax expense for the three months ended September 30, 1998 declined by 91% as compared with the tax expense for the three months ended September 30, 1997.

          During the three month period ended September 30, 1997, the Registrant sold its share positions in Delta Three Inc. and TTR Inc., generating a gain of $67,065.

          During the three months ended September 30, 1998, the Registrant's treasurer-secretary, Anne Seidenfeld, received a salary of $1,200. During the three months ended September 30, 1997, she received a salary of $1,800. During the three months ended September 30, 1997, the Registrant's president, Arthur Seidenfeld, received a salary of $16,000. For the three months ended September 30, 1998, the Registrant's president did not receive a salary.

          The cash and cash equivalent balances along with holdings of U.S. Treasury Obligations of the Company as of September 30,
1998 and June 30, 1998 were $699,229 and $701,275 respectively.

          The Registrant received management fees of $1,600 from Davin Enterprises Inc. for the three months ended September 30, 1997. The Registrant provided administrative, clerical, bookkeeping and other services to Davin Enterprises Inc. The agreement to provide the above listed services was terminated on December 31, 1997. At September 30, 1998, the Registrant owned 50,100 shares of Creative Master International Inc. (formerly Davin Enterprises Inc.) at a cost of $7,950, representing about 1% of the total outstanding shares of Creative Master outstanding. Davin Enterprises merged with Creative Master International Inc. in December 1997.



          During December 1996, the Registrant purchased 403,000 shares of Coral Development Corp. for $30,300. The Registrant has registered these shares with the Securities and Exchange Commission with the intention to distribute those shares to the Registrant's shareholders in the form of a dividend. This distribution can only be made after a merger agreement with a private company is signed and at least 80% of the Registrant's shareholders approve such merger. In July 1998, Coral signed a merger agreement with Omnicomm Systems Inc., a computer software company.

          Subsequent to September 30, 1998, the Registrant and Coral Development Corp. ("Coral") determined that they would be unable to meet the time limitations imposed by Rule 419. However, it is the intention of all parties to the Agreement to continue with the merger of Coral and Omnicomm and for the Registrant to distribute its Coral shares to its shareholders as a dividend following an effective Form 10SB to be filed under the Securities Exchange Act of 1934, which is expected to be filed in early December 1998.




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


                     MODERN TECHNOLOGY CORP.


                    By: Arthur J. Seidenfeld
                 President, Chief Executive and
                     Chief Financial Officer
                        November 12, 1998