Form 10-Q
period 1998-12-31
MODERN TECHNOLOGY CORP
filed 1999-02-12
CIK 711422

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended December 31, 1998 or

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

                              10Q-1













                     MODERN TECHNOLOGY CORP.

                      FINANCIAL STATEMENTS

                        DECEMBER 31, 1998






                            I N D E X




                                                            Page



ACCOUNTANTS' REVIEW REPORT                                    1


CONSOLIDATED BALANCE SHEETS                                   2


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                3


CONSOLIDATED STATEMENTS OF OPERATIONS                         4


CONSOLIDATED STATEMENTS OF CASH FLOWS                         5


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS               7-12






                   ACCOUNTANTS' REVIEW REPORT




To the Board of Directors and Stockholders
MODERN TECHNOLOGY CORP.
Brooklyn, New York

We have reviewed the consolidated balance sheets of MODERN TECHNOLOGY CORP. as at December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the six month periods ended December 31, 1998 and 1997, in accordance with standards established by the American Institute of Certified Public Accountants.

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



                                   GREENBERG & COMPANY, LLC

Springfield, New Jersey
January 21, 1999

                                                     Page 1 of 12
                        MODERN TECHNOLOGY CORP.
                      CONSOLIDATED BALANCE SHEETS

                                      Dec. 31, 1998
                                        (Unaudited)    June 30, 1998


                               A S E T S


CURRENT ASSETS
  Cash and Cash Equivalents              $667,944         $701,275
  Marketable Securities                   201,966              -0-
  Deferred Taxes                            2,458              -0-
    Total Current Assets                  872,368          701,275

EQUIPMENT - At Cost                         9,939            9,939
  Less:  Accumulated Depreciation           9,939            9,939
                                              -0-              -0-


OTHER ASSETS
  Investments, At Cost                     16,800           24,750
  Deferred Registration Costs              48,930           26,007
  Other Assets                                385              385
    Total Other Assets                     66,115           51,142


TOTAL ASSETS                             $938,483         $752,417



L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y


CURRENT LIABILITIES
  Accrued Expenses and Taxes             $ 12,265         $  8,200
  Deferred Taxes                           58,916              -0-
    Total Current Liabilities              71,181            8,200

STOCKHOLDERS' EQUITY
  Common Stock Par Value $.0001
    Authorized:  150,000,000
    Shares Issued and Outstanding:
    20,150,000 Shares                       2,015            2,015
  Paid-In Capital in Excess of Par        495,161          495,161
  Retained Earnings                       370,126          247,041
    Total Stockholders' Equity            867,302          744,217


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $938,483         $752,417



Subject to the comments contained in the Accountants' Review Report.

                                                          Page 2 of 12
                     MODERN TECHNOLOGY CORP.
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE PERIOD JULY 1, 1996 TO DECEMBER 31, 1998



                                                           Total
                              Par                          Stock-
                  # of       Value   Paid-In    Retained   holders'
                 Shares     $.0001   Capital    Earnings    Equity





BALANCES AT
JULY 1, 1996   20,150,000   $2,015   $495,161   $218,918   $716,094

Net Income(Loss)
for the year ended
June 30, 1997                                     11,925     11,925

BALANCES AT
JUNE 30, 1997  20,150,000    2,015    495,161    230,843    728,019

Net Income
(Loss) for
the Year
ended
June 30, 1998                                     16,198     16,198

BALANCES AT
JUNE 30, 1998
(Audited)      20,150,000    2,015    495,161    247,041    744,217

Net Income(Loss)
for the Six
Months Ended
Dec. 31, 1998                                    123,085    123,085


BALANCES AT
DEC. 31, 1998
(Unaudited)    20,150,000   $2,015   $495,161   $370,126   $867,302










Subject to the comments contained in the Accountants' Review Report.


                                                         Page 3 of 12
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                     For The Three
                                                     Months Ended
                                                     December 31,
                                                    1998       1997


REVENUES

  Interest Income                                 $  7,278   $  9,928
  Management Income                                    -0-      1,600
  Unrealized Gains - Trading Securities            194,016        -0-
                                                   201,294     11,528


EXPENSES

  Officers Salaries                                  7,775      3,100
  General and Administrative Expenses               10,130     23,976
                                                    17,905     27,076


INCOME (LOSS) INCOME BEFORE TAXES                  183,389    (15,548)

Income Tax Expense                                  56,458      1,181


NET INCOME (LOSS)                                 $126,931   $(16,729)


NET INCOME (LOSS) PER SHARE                       $  0.01       NIL


NUMBER OF WEIGHTED AVERAGE SHARES
  OUTSTANDING                                  20,150,000 20,150,000














Subject to the comments contained in the Accountants' Review Report.


                                                         Page 4 of 12
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                     For The Six
                                                     Months Ended
                                                     December 31,
                                                    1998       1997


REVENUES

  Interest Income                                 $ 16,920   $16,340
  Management Income                                    -0-     3,200
  Gain on Securities Sale                              -0-    67,065
  Unrealized Gains - Trading Securities            194,016       -0-
                                                   210,936    86,605



EXPENSES

  Officers Salaries                                  8,975    20,900
  General and Administrative Expenses               21,035    32,433
                                                    30,010    53,333


INCOME (LOSS) INCOME BEFORE TAXES                  180,926    33,272

Income Tax Expense                                  57,841    17,310


NET INCOME (LOSS)                                 $123,085   $15,962


NET INCOME (LOSS) PER SHARE                       $   0.01     NIL


NUMBER OF WEIGHTED AVERAGE SHARES
  OUTSTANDING                                  20,150,000 20,150,000












Subject to the comments contained in the Accountants' Review Report.


                                                  Page 5 of 12
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                   For The Six
                                                   Months Ended
                                                   December 31,
                                                 1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                            $123,085    $ 15,962
  Adjustments to Reconcile Net
   Income to Net Cash Provided By
   Operating Activities:
    Unrealized Gains                           (194,016)        -0-
    Changes in Assets and Liabilities:
     (Increase) in Deferred Registration
       Costs                                    (22,923)        -0-
     (Increase) Decrease in Other Assets         (2,458)       (100)
     (Decrease) Increase in Accrued
       Expenses and Taxes                        62,981      15,556

  Net Cash (Used In) Provided By
   Operating Activities                         (33,331)     31,418

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of Investments                               -0-      25,020

  Net Cash Provided By (Used In)
   Investing Activities                             -0-      25,020

Net (Decrease) Increase in Cash
  and Cash Equivalents                              -0-      56,438


Cash and Cash Equivalents,
  Beginning of Period                           701,275     647,886

CASH AND CASH EQUIVALENTS
  END OF PERIOD                                $667,944    $704,324

Supplemental Disclosures of
  Cash Flow Information
   Cash Paid During Period For:
     Taxes                                     $   4,000   $  8,113
     Interest                                        -0-        -0-

Disclosure of Information:
  During the six months ended December 31, 1998, the investment in Creative Master International was reclassified to marketable securities. The amount carried at cost in investments of $7,950 was reclassified to fair value of $201,966 in marketable securities.


Subject to the comments contained in the Accountants' Review Report.


                                               Page 6 of 12

                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998
                           (Unaudited)


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

          BASIS OF PRESENTATION

          The accompanying consolidated financial statements include the accounts of the Company's wholly owned subsidiary Coral Development Corp (Coral). All significant intercompany balances and transactions have been eliminated in consolidation. Modern invested $30,300 in Coral during the quarter ended December 31, 1996.

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



                                                    Page 7 of 12
                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998
                           (Unaudited)
                           (Continued)


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

          DEFERRED REGISTRATION COSTS

          As of December 31, 1998, the Company's subsidiary, Coral, has incurred deferred registration costs of $48,930 relating to expenses incurred in connection with the Proposed Distribution of Coral's securities. Upon consummation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

NOTE 3:   MARKETABLE SECURITIES

          During the quarter ended December 31, 1998, the investment in Creative Master International Inc. (CMST) (formerly Davin Enterprises, Inc.) of 37,575 shares was reclassified to a trading security in accordance with Financial Accounting Standard (FAS) 115. CMST shares were listed on the NASD National Market on December 30, 1998. The cost of these shares was $7,950.















                                                    Page 8 of 12
                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998
                           (Unaudited)
                           (Continued)


NOTE 4:   INVESTMENT IN EQUITY SECURITIES (At Cost)

          Investments in Non-Marketable Equity Securities consist
          of the following:
                                        Dec. 31,   June 30,
                                          1998       1998

          Investment in 72 million
          restricted shares in
          Daine Industries, Inc.        $15,900    $15,900

          Investment in 37,575
          restricted shares in
          Creative Master
          International, Inc.
          (formerly Davin
          Enterprises, Inc.)                -0-      7,950

          Investments in other
          restricted securities             900        900

                                        $16,800    $24,750



          The Company purchased 72 million shares of Daine
          Industries, Inc. stock at a cost of $15,900. This represents 29% of the total outstanding shares of common stock.

          The Company purchased 37,575 shares of Creative Master International, Inc. (formerly Davin Enterprises, Inc.) at a cost of $7,950. This investment was reclassified to a marketable securities as a trading security at December 31, 1998.

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



                                                   Page 9 of 12
                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998
                           (Unaudited)
                           (Continued)


NOTE 5:   INVESTMENT IN AFFILIATE (At Equity)

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























                                                   Page 10 of 12
                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998
                           (Unaudited)
                           (Continued)


NOTE 6:   INCOME TAXES

          The provision for income taxes is comprised of the
          following:
                                        12/31/98   12/31/97
          Current tax expense (benefit)
            Federal income tax          $   800    $ 4,944
            State & city income tax         582     12,366
                                          1,382     17,310
          Deferred tax expense (benefit)
            Unrealized gains             58,917        -0-
            Operating loss carryback     (2,458)       -0-
                                         56,459        -0-

              Total Tax Expense         $57,841    $17,310

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

          The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                        12/31/98   6/30/98
          Deferred tax assets:
            Net operating loss
              Carry forwards            $ 3,781    $ 1,323
            Valuation allowances         (1,323)    (1,323)
          Net deferred tax (assets)     $ 2,458    $   -0-

                                        12/31/98   6/30/98
          Deferred tax liability:
            Unrealized gain             $58,917    $   -0-



NOTE 7:   POSTRETIREMENT BENEFITS

          The Company does not maintain any employee benefits currently. The Company does not maintain a plan for any postretirement employee benefits, therefore, no provision was made under FAS's 106 or 112.




                                                    Page 11 of 12
                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998
                           (Unaudited)
                           (Continued)


NOTE 8:   RELATED PARTY TRANSACTIONS

          Arthur Seidenfeld, President and a director of the Company, owns 14.5% of the outstanding shares of Daine Industries, Inc. Anne Seidenfeld, Treasurer, Secretary and a director of the Company, owns 12% of the outstanding shares of Modern Technology Corp. Anne Seidenfeld is Arthur Seidenfeld's mother.


NOTE 9:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the Company for the period July 1, 1998 to December 31, 1998 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.
































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

          During the six months ended December 31, 1998, the Registrant had a net income of $123,085 as compared with net income of $15,962 during the six months ended December 31, 1997. For the six months ended December 31, 1998, total revenues amounted to $210,936, a $124,331 increase over revenues generated during the six months ended December 31, 1997. Expenses for the six months ended December 31, 1998 amounted to $30,010, a 44% decline over expenses incurred for the six months ended December 31, 1997. The net income before taxes amounted to $180,926 for the six months ended December 31, 1998, as compared with net income before taxes of $33,272 earned during the six months ended December 31, 1997.

          The net income generated for the six months ended
December 31, 1998 can be attributable to an unrealized gain in trading securities (Creative Masters International Inc. formerly
Davin Enterprises Inc.) less income tax expense.

          During the three month period ended September 30, 1997, the Registrant sold its share positions in Delta Three Inc. and TTR Inc., generating a gain of $67,065.

          During the six months ended December 31, 1998, the Registrant's treasurer-secretary, Anne Seidenfeld, received a salary of $3,600. During the six months ended December 31, 1997, she received a salary of $3,600. During the six months ended December 31, 1998, the Registrant's president, Arthur Seidenfeld, received a salary of $5,375. For the six months ended December 31, 1997, the Registrant's president, Arthur Seidenfeld, received a salary of $17,300.

          The cash and cash equivalent balances along with holdings of U.S. Treasury Obligations of the Company as of December 31, 1998 and June 30, 1998 were $667,944 and $701,275 respectively.

          The Registrant received management fees of $3,200 from Davin Enterprises Inc. for the six months ended December 31, 1997. The Registrant provided administrative, clerical, bookkeeping and other services to Davin Enterprises Inc. The agreement to provide the above listed services was terminated on December 31, 1997. At December 31, 1998, the Registrant owned 37,575 shares of Creative Master International Inc. (formerly Davin Enterprises Inc.) at a cost of $7,950, representing about 1% of the total outstanding shares of Creative Master outstanding. Davin Enterprises merged with Creative Master International Inc. in December 1997.

          During December 1996, the Registrant purchased 403,000 shares of Coral Development Corp. for $30,300. The Registrant has registered these shares with the Securities and Exchange Commission with the intention to distribute those shares to the Registrant's shareholders in the form of a dividend.

          Coral Development Corp ("the Company") was incorporated under the laws of Delaware on November 19, 1996 by Modern Technology Corp (MTC). The Company originally completed a "blind pool/blank check" offer pursuant to Rule 419 by having MTC distribute Company shares as a dividend to MTC shareholders. On July 22, 1998 it signed an agreement with OmniComm Systems Inc. (OmniComm) whereby the Company and OmniComm would merge and the Company would issue 940,000 shares to the Shareholders of OmniComm in exchange for all their shares (which are all the outstanding shares of OmniComm). Due to time limitations the Rule 419 distribution was not completed. However, the Company, OmniComm and MTC agreed to merge as planned and subsequently to distribute the Coral shares as a dividend to MTC shareholders. As the Company is no longer a "blind pool/blank check" due to the combination with OmniComm, this distribution may be made without compliance with Rule 419 but will be accompanied by a Form 10-SB filed on December 22, 1998. The Company shares owned by MTC will be distributed to MTC shareholders on the basis of one Coral share for each fifty
(50) MTC shares.

          OmniComm is an information and technology integration company located in Coconut Grove, Florida. The Company provides customized, comprehensive offering of dynamic web and data base applications with its expertise in designing and configuring networks.

          The Registrant has evaluated the impact of the Year 2000 issue on the business and does not expect to incur significant costs with Year 2000 compliance. The Registrant believes that all software and hardware requirements to enable it to cope with the Year 2000 issue have been or are being currently implemented. However, there can be no assurance that unanticipated costs may arise in implementing these requirements.

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


                     MODERN TECHNOLOGY CORP.


                    By: Arthur J. Seidenfeld
                 President, Chief Executive and
                     Chief Financial Officer
                        February 11, 1998