Form 10-Q
period 1999-03-31
MODERN TECHNOLOGY CORP
filed 1999-05-13
CIK 711422

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended March 31, 1999 or

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

                              10Q-1













                     MODERN TECHNOLOGY CORP.

                      FINANCIAL STATEMENTS

                         MARCH 31, 1999






                            I N D E X




                                                            Page



ACCOUNTANTS' REVIEW REPORT                                    1


CONSOLIDATED BALANCE SHEETS                                   2


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                3


CONSOLIDATED STATEMENTS OF OPERATIONS                         4


CONSOLIDATED STATEMENTS OF CASH FLOWS                         5


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS               7-11






                   ACCOUNTANTS' REVIEW REPORT




To the Board of Directors and Stockholders
MODERN TECHNOLOGY CORP.
Brooklyn, New York

We have reviewed the consolidated balance sheets of MODERN TECHNOLOGY CORP. as at March 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the nine month periods ended March 31, 1999 and 1998, in accordance with standards established by the American Institute of Certified Public Accountants.

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



                                   GREENBERG & COMPANY, LLC

Springfield, New Jersey
April 22, 1999


                                                     Page 1 of 11
                        MODERN TECHNOLOGY CORP.
                      CONSOLIDATED BALANCE SHEETS


                                      March 31, 1999
                                        (Unaudited)    June 30, 1998

                              A S S E T S

CURRENT ASSETS
  Cash and Cash Equivalents              $776,179         $701,275
    Total Current Assets                  776,179          701,275

EQUIPMENT - At Cost                         9,939            9,939
  Less:  Accumulated Depreciation           9,939            9,939
                                              -0-              -0-

OTHER ASSETS
  Investments, At Cost                     47,100           24,750
  Note Receivable                         100,000              -0-
  Deferred Registration Costs                 -0-           26,007
  Other Assets                                 85              385
    Total Other Assets                    147,185           51,142


TOTAL ASSETS                             $923,364         $752,417



L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

CURRENT LIABILITIES
  Accrued Expenses                       $  3,200         $  8,200
  Income Tax Payable                       46,489              -0-
    Total Current Liabilities              49,689            8,200

STOCKHOLDERS' EQUITY
  Common Stock Par Value $.0001
    Authorized:  150,000,000
    Shares Issued and Outstanding:
    20,150,000 Shares                       2,015            2,015
  Paid-In Capital in Excess of Par        495,161          495,161
  Retained Earnings                       376,499          247,041
    Total Stockholders' Equity            873,675          744,217


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $923,364         $752,417






See accompanying notes and Accountants' Review Report.


                                                          Page 2 of 11
                     MODERN TECHNOLOGY CORP.
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          FOR THE PERIOD JULY 1, 1997 TO MARCH 31, 1999



                                                           Total
                              Par                          Stock-
                  # of       Value   Paid-In    Retained   holders'
                 Shares     $.0001   Capital    Earnings    Equity






BALANCES AT
JULY 1, 1997   20,150,000   $2,015   $495,161   $230,843   $728,019

Net Income
(Loss) for
the Year
ended
June 30, 1998                                     16,198     16,198

BALANCES AT
JUNE 30, 1998
(Audited)      20,150,000    2,015    495,161    247,041    744,217

Net Income(Loss)
for the Nine
Months Ended
March 31, 1999                                   129,458    129,458


BALANCES AT
MARCH 31, 1999
(Unaudited)    20,150,000   $2,015   $495,161   $376,499   $873,675
















See accompanying notes and Accountants' Review Report.


                                                         Page 3 of 11
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                     For The Three
                                                     Months Ended
                                                       March 31,
                                                    1999       1998


REVENUES

  Interest Income                                 $  7,189   $  7,304
  Realized Gain on Sale of Trading
   Securities                                       37,134        -0-
                                                    44,323      7,304


EXPENSES

  Officers Salaries                                  1,800      1,200
  General and Administrative Expenses               19,250      6,542
  Merger Related Expenses                           27,409        -0-
  Equity in Loss of Subsidiary                         -0-      1,649
                                                    48,459      9,391

INCOME (LOSS) BEFORE TAXES                          (4,136)    (2,087)

Income Tax Expense (Benefit)                       (10,509)    (1,119)


NET INCOME (LOSS)                                 $  6,373   $   (968)


NET INCOME (LOSS) PER SHARE                       $  0.01       NIL


NUMBER OF WEIGHTED AVERAGE SHARES
  OUTSTANDING                                   20,150,000  20,150,000













See accompanying notes and Accountants' Review Report.


                                                         Page 4 of 11
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                     For The Nine
                                                     Months Ended
                                                       March 31,
                                                    1999       1998


REVENUES

  Interest Income                                 $ 24,109   $23,644
  Management Income                                    -0-     3,200
  Realized Gain on Securities Sale                 231,150    67,065
                                                   255,259    93,909



EXPENSES

  Officers Salaries                                 10,775    22,100
  General and Administrative Expenses               33,500    32,126
  Merger Related Expense                            27,409       -0-
  Equity in Loss of Subsidiary                       6,785     8,498
                                                    78,469    62,724


INCOME BEFORE TAXES                                176,790    31,185

Income Tax Expense                                  47,332    16,191


NET INCOME (LOSS)                                 $129,458   $14,994


NET INCOME (LOSS) PER SHARE                           $.01     NIL


NUMBER OF WEIGHTED AVERAGE SHARES
  OUTSTANDING                                   20,150,000  20,150,000











See accompanying notes and Accountants' Review Report.


                                                  Page 5 of 11
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                   For The Nine
                                                   Months Ended
                                                     March 31,
                                                 1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                            $129,458    $ 14,994
  Adjustments to Reconcile Net
   Income to Net Cash Provided By
   Operating Activities:
    Changes in Assets and Liabilities:
     (Increase) Decrease in Other Assets            300         -0-
     (Decrease) Increase in Accrued
        Expenses and Taxes                       41,489      14,673

  Net Cash Provided By (Used In)
   Operating Activities                         171,247      29,667

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of Investment                              7,950      25,020
  Purchase of Note Receivable                  (100,000)        -0-
  Deferred Registration Costs-Subsidiary            -0-        (100)
  Deconsolidation of Subsidiary                  (4,293)        -0-

  Net Cash Provided By (Used In)
   Investing Activities                         (96,343)     24,920

Net (Decrease) Increase in Cash
  and Cash Equivalents                           74,904      54,587

Cash and Cash Equivalents,
  Beginning of Period                           701,275     647,886

CASH AND CASH EQUIVALENTS
  END OF PERIOD                                $776,179    $702,473

Supplemental Disclosures of
  Cash Flow Information
   Cash Paid During Period For:
     Taxes                                     $    843    $  8,113
     Interest                                       -0-         -0-









See accompanying notes and Accountants' Review Report.


                                                           Page 6 of 11

                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1999
                           (Unaudited)

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

          BASIS OF PRESENTATION

          The accompanying consolidated financial statements include the accounts of the Company's wholly owned subsidiary Coral Development Corp (Coral) through the period ended December 31, 1998. All significant intercompany balances and transactions have been eliminated in consolidation. Modern invested $30,300 in Coral during the quarter ended December 31, 1996.

          During the quarter ended March 31, 1999, Modern merged Coral with Omnicomm Systems, Inc. (Omnicomm). In the exchange, Modern received 403,000 shares of Omnicomm for all of the issued and outstanding shares of Coral. Since Modern now owns less than 50% of Omnicomm and does not exercise any significant control, the investment is now accounted for at cost.

          RECLASSIFICATIONS

          Certain items from prior periods within the financial statements have been reclassified to conform to current period classifications.

          CASH AND CASH EQUIVALENTS

          Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less.








                                                    Page 7 of 11
                    MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1999
                           (Unaudited)
                           (Continued)

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

          DEFERRED REGISTRATION COSTS

          As of March 31, 1999, the Company's former subsidiary, Coral, had incurred deferred registration costs of $48,930 relating to expenses incurred in connection with the merger of Coral and Omnicomm Systems Inc. Upon consummation of this merger, the deferred registration costs were charged to operations.

NOTE 3:   MARKETABLE SECURITIES

          During the quarter ended December 31, 1998, the investment in Creative Master International Inc. (CMST) (formerly Davin Enterprises, Inc.) of 37,575 shares was relcassified to a trading security in accordance with Financial Accounting Standard (FAS) 115. CMST shares were listed on the NASD National Market on December 30, 1998. The cost of these shares was $7,950. During the quarter ended March 31, 1999, the entire investment was sold. The total realized gain was $231,150.




                                                    Page 8 of 11
                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1999
                           (Unaudited)
                           (Continued)

NOTE 4:   INVESTMENT IN EQUITY SECURITIES (At Cost)

          Investments in Non-Marketable Equity Securities consist
          of the following:
                                        March 31,  June 30,
                                          1999       1998
          Investment in 72 million
          restricted shares in
          Daine Industries, Inc.        $15,900    $15,900

          Investment in 37,575
          restricted shares in
          Creative Master
          International, Inc.
          (formerly Davin
          Enterprises, Inc.)                -0-      7,950

          Investment in 403,000
          shares of Omnicomm
          Systems, Inc.                  30,300        -0-

          Investments in other
          restricted securities             900        900
                                        $47,100    $24,750

          The Company purchased 72 million shares of Daine
          Industries, Inc. stock at a cost of $15,900. This represents 29% of the total outstanding shares of common stock.

          The Company purchased 37,575 shares of Creative Master International, Inc. (formerly Davin Enterprises, Inc.) at a cost of $7,950. This investment was sold during the quarter ended March 31, 1999 at a profit of $231,150.

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



                                                   Page 9 of 11
                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1999
                           (Unaudited)
                           (Continued)

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

NOTE 6:   INCOME TAXES

          The provision for income taxes is comprised of the
          following:
                                        3/31/99    3/31/98

          Current tax expense (benefit)
            Federal income tax          $46,732    $ 4,890
            State & city income tax         600     11,301
          Total tax expense             $47,332    $16,191

          There were no deferred tax assets or liabilities at March 31, 1999 or 1998.








                                                   Page 10 of 11
                     MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1999
                           (Unaudited)
                           (Continued)

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

NOTE 9:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the Company for the period July 1, 1998 to March 31, 1999 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

























                                                    Page 11 of 11
                 Part 1.  Financial Information

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          Modern Technology Corp. ("The Registrant") is engaged in aiding prospective clients in obtaining financing and in providing management services to client companies.

          During the nine months ended March 31, 1999, the Registrant had a net income of $129,458 as compared with net income of $14,994 during the nine months ended March 31, 1998. For the nine months ended March 31, 1999, total revenues amounted to $255,259, a $161,350 increase over revenues generated during the nine months ended March 31, 1998. Expenses for the nine months ended March 31, 1999 amounted to $78,469, a 25% increase over expenses incurred for the nine months ended March 31, 1998. The net income before taxes amounted to $176,790 for the nine months ended December 31, 1998, as compared with net income before taxes of $31,185 earned during the nine months ended March 31, 1998.

          The net income generated for the nine months ended March 31, 1999 can be attributable to the gain in trading securities (Creative Master International Inc., formerly Davin
Enterprises Inc.) less income tax expense.

          During the three month period ended September 30, 1997, the Registrant sold its share positions in Delta Three Inc. and TTR Inc., generating a gain of $67,065.

          During the nine months ended March 31, 1999, the Registrant's treasurer-secretary, Anne Seidenfeld, received a salary of $5,400. During the nine months ended March 31, 1998, she received a salary of $4,800. During the nine months ended March 31, 1999, the Registrant's president, Arthur Seidenfeld, received a salary of $5,375. For the nine months ended March 31, 1998, the Registrant's president, Arthur Seidenfeld, received a salary of $17,300.

          The cash and cash equivalent balances along with holdings of U.S. Treasury Obligations of the Company as of March 31, 1999 and June 30, 1998 were $776,179 and $701,275 respectively.

          The Registrant received management fees of $3,200 from Davin Enterprises Inc. for the nine months ended March 31, 1998. The Registrant provided administrative, clerical, bookkeeping and other services to Davin Enterprises Inc. The agreement to provide the above listed services was terminated on December 31, 1997. At December 31, 1998, the Registrant owned 37,575 shares of Creative Master International Inc. (formerly Davin Enterprises Inc.) at a cost of $7,950, representing about 1% of the total outstanding shares of Creative Master outstanding. Davin Enterprises merged with Creative Master International Inc. in December 1997.
          During December 1996, the Registrant purchased 403,000 shares of Coral Development Corp. for $30,300. The Registrant has registered these shares with the Securities and Exchange Commission with the intention to distribute those shares to the Registrant's shareholders in the form of a dividend.

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

          During February 1999, the Registrant purchased a $100,000 convertible note in Omnicomm Systems, Inc. ("Omnicomm"). The note carries a 10% interest rate and is convertible at the Registrant's option into 80,000 shares of Omnicomm (exercisable at $1.25 each). A private placement of notes of Omnicomm was recently completed raising approx. $800,000. A majority of the noteholders can demand registration of the shares accompanying these notes. The notes mature on June 30, 2004.

          During March 1999, the Registrant established a subsidiary entitled Excess Materials, Inc. ("Excess Materials"). Excess Materials is an electronic internet marketplace for corporate buyers and sellers of industrial supplies, equipment, metals, animal hides and textile items. Excess Materials derives its revenues from commissions paid by the seller on completed transactions.

          It offers a business service matching corporate buyers and sellers only. It does not handle sales to individual consumers. Company operations are expected to begin in May 1999. The Registrant owns 70% of the shares of Excess Materials, and the Registrant's president and treasurer-secretary (Arthur and Anne Seidenfeld) each own 10% of the shares of Excess Materials.
          The Registrant has evaluated the impact of the Year 2000 issue on the business and does not expect to incur significant costs with Year 2000 compliance. The Registrant believes that all software and hardware requirements to enable it to cope with the Year 2000 issue have been or are being currently implemented. However, there can be no assurance that unanticipated costs may arise in implementing these requirements.

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


                     MODERN TECHNOLOGY CORP.


                    By: Arthur J. Seidenfeld
                 President, Chief Executive and
                     Chief Financial Officer
                          May 11, 1999