Form 10-K
period 1999-06-30
MODERN TECHNOLOGY CORP
filed 1999-09-30
CIK 711422

Washington, D.C. 20549

                                   Form 10-K


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES ACT OF 1934 (Fee Required)


For The Fiscal Year Ended June 30, 1999
Commission File #2-80891-NY


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

As of September 17, 1999, there was no aggregate market value of the voting stock held by non-affiliates of the Registrant due to the fact that there was no trading market in the shares of the Registrant.

The Number of Shares Outstanding of the Registrant at September 17, 1999 was 20,150,000.
                                    PART 1

1.  Business

            The Registrant is engaged in aiding prospective clients in obtaining financing and in providing managerial services to client companies.

            During the year ended June 30, 1999, the Registrant was involved in providing consulting services to Coral Development Corp. During December 1996 the Registrant purchased 403,000 shares of Coral Development Corp. ("Coral") for $30,300. The Registrant has registered these shares with the Securities and Exchange Commission with the intention to distribute those shares to the Registrant's shareholders in the form of a dividend. The Registrant expects Omnicomm to make distribution of the 403,000 shares of Omnicomm held by the Registrant's shareholders during September 1999. On July 22, 1998, Coral had signed a merger agreement with OmniComm Systems Inc., ("Omnicomm") a company in the computer software and internet field. Omnicomm filed a Form 10-SB on December 22, 1998 and the merger with Coral was concluded in February 1999.

            During February 1999, the Registrant purchased a $100,000 convertible note in Omnicomm. The note carries a 10% interest rate and is convertible at the Registrant's option into 80,000 shares of Omnicomm (exercisable at $1.25 each). A private placement of notes of Omnicomm was recently completed raising approximately $800,000.
A majority of the noteholders can demand registration of the shares accompanying these notes. The notes mature on June 30, 2004. Omnicomm is presently in the process of a second private placement to raise up to a maximum of $3 million dollars in additional funding.

            During March 1999, the Registrant established a subsidiary entitled Excess Materials, Inc. ("Excess Materials"). Excess
Materials is an electronic internet marketplace for corporate buyers and sellers of industrial supplies, equipment, metals, animal hides and textile items. Excess Materials derives its revenues from commissions paid by the seller on completed transactions.

            It offers a business service matching corporate buyers and sellers only. It does not handle sales to individual consumers. Company operations began in May 1999. The Registrant owns 70% of the shares of Excess Materials, and the Registrant's president and treasurer-secretary (Arthur and Anne Seidenfeld) each own 10% of the shares of Excess Materials.

            Presently, the Registrant is seeking out joint venture candidates and companies for which it can aid in providing financing and managerial services although no assurances can be given that the Registrant will be successful in gaining new clients in the near future.

            During the fiscal year ended June 30, 1999, the Registrant had net income of $103,105. Its revenue for the year ended June 30, 1999 was derived from a gain on securities sale of shares of Davin Enterprises Inc. (Davin merged with Creative Masters Intl) amounting to $231,150 and interest income of $35,834. During the fiscal year ended June 30, 1998, the Registrant had net income of $16,198. Its revenue for the year ended June 30, 1998 was derived from management income amounting to $3,200, interest income of $32,726 and a gain on securities sales of $67,065. Total revenues for the year ended June 30, 1998 amounted to $102,991.

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

Item 2.  Properties.

            As of June 30, 1999, the Registrant owned no property. The Registrant utilizes some space in the offices of Lite King Corp., an affiliated company.

Item 3.  Legal Proceedings.

            None


Item 4.  Submission of Matters to a Vote of Security Holders.

            None

                                    PART II

Item 5.          Market for Registrant's Common Equity and Related
                 Stockholders Matters.

            During the past three fiscal years there was no market for the shares of the Registrant.

Number of Shareholders - 372 shareholders of record of 9/17/99.

Dividends - During the year ended June 30, 1999, the Registrant was involved in providing consulting services to Coral Development Corp. During December 1996, the Registrant purchased 403,000 shares of Coral Development Corp. ("Coral") for $30,300. The Registrant has registered these shares with the Securities and Exchange Commission with the intention to distribute these shares to the Registrants' shareholders in the form of a dividend. The Registrant expects Omnicomm to make distribution of the 403,000 shares of Omnicomm held by the Registrant's shareholders during September 1999.

Item 6.          Selected Financial Data

                                  for the Year ended June 30,
                          1999     1998     1997      1996      1995

Total Revenues           $266,984 $102,991 $72,985  $46,449   $40,708
Operating Income
 (Loss)                   144,323   28,160   6,388   (2,709)  (14,375)
Net Income (Loss)         103,105   16,198  11,925   (3,720)  (14,375)
Net Income (Loss)
 per share                  $.01     NIL      NIL      NIL       NIL
Total Assets              902,861  752,417 731,238  718,443   721,014
Long Term Debt                -0-      -0-     -0-      -0-       -0-
Dividends                  30,300      -0-     -0-      -0-       -0-

Item 7.          Management's Discussion and Analysis of Results of
                 Operations.

            The Registrant had net income after taxes of $103,105 for the year ended June 30, 1999. Net income after taxes for the year ended June 30, 1998 amounted to $16,198.

            Fiscal year 1999 revenues and income was influenced by interest income and gains from the sale of securities. During fiscal year 1999, the revenues amounted to $266,984 as compared with the comparative fiscal year 1998 figure. The net income figure for fiscal year 1999 was principally due to the sale of Davin Enterprises Inc. securities (Davin Enterprises Inc. merged with Creative Master International Inc. in December 1997).

            The Registrant received monthly management fees of $3,200 from Davin for the fiscal year ended June 30, 1998. The Registrant provided administrative, clerical, bookkeeping and other services to Davin. The agreement was terminated December 31, 1997.

            During December 1996 the Registrant purchased 403,000 shares of Coral Development Corp. for $30,300. The Registrant has registered these shares with the Securities and Exchange Commission with the intention to distribute those shares to the Registrant's shareholders in the form of a dividend. This distribution can only be made after a merger agreement with a private company is signed and at least 80% of the Registrant's shareholders approve such merger. In July 1998 Coral merged with Omnicomm Systems Inc. a computer software/internet company. The merger was concluded in February 1999 and a Form 10-SB was filed in December 1998. The
Registrant anticipates the distribution of Omnicomm shares to be made to the Registrant's shareholders in September 1999.

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

            During the fiscal year ended June 30, 1999 established a subsidiary entitled Excess Materials Inc. ("Excess Materials"). Excess Materials is an electronic internet marketplace for corporate buyers and sellers of industrial supplies, equipment, metals, animal hides and textile items. Excess Materials derives its revenues from commissions paid by the seller on completed transactions. The Registrant owns 70% of the shares of Excess Materials.

            At June 30, 1999 the Registrant's total assets amounted to $902,861 and as compared with $752,417 for total assets at June 30, 1998. At June 30, 1999, stockholders' equity amounted to $817,022, as compared with $744,217 at June 30, 1998.

Item 8.          Financial Statements.

            Attached.

Item 9.          Changes In and Disagreement With Accountants on
                 Accounting and Financial Disclosure.

            None.
                                   PART III

Item 10.         Directors and Executive Officers.

            The executive officers and directors of the Registrant are as follows:

Name                       Age  Title                    Term Expires

Arthur Seidenfeld          48   President and            Next Annual
                                Director                 Meeting
Anne Seidenfeld            86   Treasurer, Secretary     Next Annual
                                and Director             Meeting
Gerald Kaufman             58   Director                 Next Annual
                                                         Meeting

            Each of the above named individuals has served the Registrant in the capacity indicated since its formation on July 27, 1982
(with the exception of Anne Seidenfeld who became a director of the Registrant on March 31, 1989 and treasurer on December 17, 1989 and Gerald Kaufman who became a director in 1990).

            Arthur Seidenfeld, has been president and a director of the Registrant since its formation. Mr. Seidenfeld was awarded a B.S. Degree in Accounting from New York University in 1972 and a M.B.A. Degree in Finance in 1978 from Pace University.

            He is also president and director of Daine Industries, Inc., a publicly traded company and Lite King Corp, a publicly traded company engaged in the manufacture of wiring devices. He was also president and director of Davin Enterprises, Inc. (a publicly traded company that went public in Sept. 1987) from 1987 until December 1997 when Davin merged with Creative Masters International Inc., a manufacturer of replica cars. From July 1994 until April
1997, he was also treasurer-secretary of Soft Sail Wind Power Inc., a newly established company engaged in wind energy research and development activities. Since December 1996 until December 1998, he was president and director of Coral Development Corp., a public company which merged with Omnicomm Systems Inc., a company engaged in the computer software/internet field. He is president of Excess Materials, Inc., a 70% owned subsidiary of the Registrant engaged in the internet ecommerce field.

            Anne Seidenfeld, Treasurer, Secretary and Director, received her diploma from Washington Irving High School, New York City, in
1931.  Mrs. Seidenfeld is the Treasurer, Secretary and Director of
Daine Industries, Inc. and Lite King Corp. She is treasurer and secretary of Excess Materials Inc. She was treasurer, secretary and director of Coral Development Corp from December 1996 to December 1998 and was Treasurer, Secretary and Director of Davin
Enterprises Inc. from 1987 until December 1997.

            Gerald Kaufman, Director, has been a practicing attorney for over thirty years. He has served as a director of the Registrant, along with being a director of Daine Industries Inc. since 1990 and a director of Lite King Corp since 1998. He has also been a director of American Mayflower Life Insurance Co. since 1973.

            Arthur Seidenfeld is the son of Anne Seidenfeld.

Item 11.         Management Executive Compensation.

            During the fiscal year ended June 30, 1999, management salaries were as follows:

            Anne Seidenfeld - Treasurer-Secretary $7,200
            Arthur Seidenfeld - President $22,375

            During the year ended June 30, 1998, Anne Seidenfeld, pursuant to an oral agreement with the Company earned $7,200 as an annual salary and Arthur Seidenfeld earned $17,300 effective through June
30, 1998.

                                    PART IV

Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management.

            a. The following are known to Registrant to be beneficial owners of 5% or more of the Registrant's common stock.

Title of Class of Common Stock

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

Item 13.         Certain Relationships and Related Transactions:

            For the year ended June 30, 1998, the Registrant received management fees from Davin Enterprises, Inc. amounting to $3,200. Arthur Seidenfeld, President and a director of the Registrant owns 44,063 of the outstanding shares of Davin Enterprises, Inc. Anne Seidenfeld, Treasurer-Secretary and a director of the Registrant owns 5,470 of the outstanding shares of Davin Enterprises, Inc.
Davin Enterprises Inc.'s name was changed to Creative Master International Inc. after Creative Master Inc. merged with Davin Enterprises Inc. Arthur Seidenfeld and Anne Seidenfeld sold the shares they held in Davin Enterprises Inc. in 1999.

                            MODERN TECHNOLOGY CORP.
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  FILED WITH THE ANNUAL REPORT OF THE COMPANY
                                 ON FORM 10-K

ITEM 14 - EXHIBITS

            Financial Statements and Schedules and Reports on Form 8-K.

ACCOUNTANT'S REPORT
BALANCE SHEET AS OF JUNE 30, 1999 AND JUNE 30, 1998
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD JULY
  1, 1996 TO  JUNE 30, 1999
CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED JUNE 30,
  1999, 1998 AND 1997
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED JUNE 30,
  1999, 1998 AND 1997
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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















                           MODERN TECHNNOLOGY CORP.

                             FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998









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


We have audited the accompanying consolidated balance sheets of MODERN TECHNOLOGY CORP. as at June 30, 1999 and 1998 and the related consolidated statements of operations and stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of MODERN TECHNOLOGY CORP. at June 30, 1999 and 1998, and the consolidated results of its operations and cash flows for the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.




                                   GREENBERG & COMPANY LLC

Springfield, New Jersey
August 6, 1999


                                                    Page 1 of 10
                          MODERN TECHNOLOGY CORP.
                        CONSOLIDATED BALANCE SHEETS

                                                            June 30,
                                                        1999       1998

                                A S S E T S

CURRENT ASSETS
  Cash and Cash Equivalents                           $759,898   $701,275
  Other Current Assets                                  22,360        -0-
                                                       782,258    701,275

EQUIPMENT - At Cost                                     13,500      9,939
  Less:  Accumulated Depreciation                      (10,295)    (9,939)
                                                         3,205        -0-

OTHER ASSETS
  Investments, At Cost                                  16,800     24,750
  Note Receivable                                      100,000        -0-
  Deferred Registration Costs                              -0-     26,007
  Other Assets                                             598        385
                                                       117,398     51,142

TOTAL ASSETS                                          $902,861   $752,417


  L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES
  Accrued Expenses                                    $ 47,326   $  8,200
  Income Tax Payable                                    38,513        -0-
    Total Current Liabilities                           85,839      8,200

STOCKHOLDERS' EQUITY
  Common Stock Par Value $.0001
    Authorized:  150,000,000 Shares
    Issued and Outstanding:  20,150,000
      Shares                                             2,015      2,015
  Paid-In Capital                                      495,161    495,161
  Retained Earnings                                    319,846    247,041
                                                       817,022    744,217

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $902,861   $752,417










The accompanying notes are an integral part of these financial statements.


                                                                 Page 2 of 10
                          MODERN TECHNOLOGY CORP.
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE PERIOD JULY 1, 1996 TO JUNE 30, 1999



                                                                   Total
                                    Par                            Stock-
                        # of       Value   Paid-In    Retained   holders'
                       Shares     $.0001   Capital    Earnings    Equity


BALANCES AT
JULY 1, 1996         20,150,000   $2,015   $495,161   $218,918   $716,094

Net Income
for the Year Ended
June 30, 1997                                           11,925     11,925

BALANCES AT
JUNE 30, 1997        20,150,000    2,015    495,161    230,843    728,019

Net Income
for the Year Ended
June 30, 1998                                           16,198     16,198

BALANCES AT
JUNE 30, 1998        20,150,000    2,015    495,161    247,041    744,217

Dividend distribution
of Omnicomm Systems
Inc stock to Modern
Technology
stockholders                                           (30,300)   (30,300)

Net Income for
the Year Ended
June 30, 1999                                          103,105    103,105

BALANCES AT
JUNE 30, 1999        20,150,000   $2,015   $495,161   $319,846   $817,022













The accompanying notes are an integral part of these financial statements.


                                                                 Page 3 of 10
                          MODERN TECHNOLOGY CORP.
                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                          For The Years Ended June 30,
                                       1999          1998          1997


REVENUES

  Interest Income                    $ 35,834      $ 32,726      $33,445

  Management Income                       -0-         3,200        9,600

  Gain on Securities Sales            231,150        67,065       29,940

                                      266,984       102,991       72,985

EXPENSES

  Officers' Salaries                   29,575        24,500        7,200

  General and Administrative
    Expenses                           65,677        50,331       31,992

  (Loss) on Worthlessness of
   Affiliate                              -0-           -0-      (27,405)

  Merger Related Expense               27,409           -0-          -0-

                                      122,661        74,831       66,597

INCOME (LOSS) BEFORE TAXES            144,323        28,160        6,388

  Income Tax Expense (Benefit)         41,218        11,962       (5,537)


NET INCOME (LOSS)                    $103,105      $ 16,198      $11,925

INCOME (LOSS) PER SHARE                $.01           NIL           NIL

NUMBER OF WEIGHTED AVERAGE
  SHARES OUTSTANDING               20,150,000    20,150,000    20,150,000










The accompanying notes are an integral part of these financial statements.


                                                                 Page 4 of 10
                          MODERN TECHNOLOGY CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                           For The Years Ended June 30,
                                             1999       1998       1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                         $103,105   $ 16,198   $ 11,925
 Adjustments to Reconcile Net Income
  to Net Cash Provided By (Used In)
  Operating Activities:
   Depreciation                                 356        -0-        -0-
   Gain on Investments                     (231,150)   (67,065)   (29,940)
   Merger of Subsidiary                     (30,300)       -0-        -0-
   Changes in Assets and Liabilities:
    Decrease (Increase) in Other Current
     Assets                                 (22,360)       -0-        -0-
    Decrease (Increase) In Deferred Taxes       -0-      7,375     (7,375)
    Decrease (Increase) in Deferred
     Registration Costs                      26,007       (100)   (25,907)
    Decrease (Increase) in Other Assets        (213)       (85)      (300)
    Increase (Decrease) Accrued
      Expenses and Taxes                     77,639      4,981        870
 Net Cash Provided By (Used In)
  Operating Activities                      (76,916)   (38,696)   (50,727)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital Expenditures                        (3,561)       -0-        -0-
 Write Down of Investments and Loan             -0-        -0-     27,405
 (Purchase) Sale of Securities              239,100     92,085     54,940
 Purchase - Note Receivable                (100,000)       -0-        -0-
  Net Cash (Used In) Provided By
   Investing Activities                     135,539     92,085     82,345

Net Increase (Decrease) in Cash
 and Cash Equivalents                        58,623     53,389     31,618

Cash and Cash Equivalents,
 Beginning of Year                          701,275    647,886    616,268

CASH AND CASH EQUIVALENTS,
 END OF YEAR                               $759,898   $701,275   $647,886


Supplemental Disclosures Of Cash Flow Information
 Cash Paid During The Period For:
  Taxes                                    $  2,665   $  2,806   $    623
  Interest                                 $    -0-   $    -0-   $    -0-





The accompanying notes are an integral part of these financial statements.


                                                                 Page 5 of 10
                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999 AND 1998

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

          BASIS OF PRESENTATION

          The accompanying consolidated financial statements include the accounts of the Company's wholly owned subsidiary Coral Development Corp (Coral) through the period ended December 31, 1998. (See Spinoff of Omnicomm Systems Inc. Investment.) All significant intercompany balances and transactions have been eliminated in consolidation. Modern invested $30,300 in Coral during the quarter ended December 31, 1996.

          During the quarter ended March 31, 1999, Modern merged Coral with Omnicomm Systems, Inc. (Omnicomm). In the exchange, Modern received 403,000 shares of Omnicomm for all of the issued and outstanding shares of Coral. Since Modern now owns less than 50% of Omnicomm and does not exercise any significant control, the investment is now accounted for at cost.

          In April 1999 the Company formed a subsidiary named Excess Materials Inc. (Excess). Excess accounts are included in the consolidated financial statements at June 30, 1999. Modern owns 70% of Excess. Arthur Seidenfeld (Modern's president) owns 10% of Excess, Anne Seidenfeld (Arthur's mother and secretary/treasurer of Modern) owns 10% of Excess and a relative of Mr. Seidenfeld owns 10% of Excess.

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

          NOTE RECEIVABLE

          During the year ended June 30, 1999 the Company purchased a $100,000 convertible note in Omnicomm. The note carries a 10%

                                                            Page 6 of 10
                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
                                (Continued)

          annual interest rate and is convertible at the Company's option into 80,000 shares of Omnicomm common stock. The note matures in 2004.

          PROPERTY AND EQUIPMENT

          Renewals and betterments are capitalized; maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight line method over the asset's estimated useful life, which generally approximates 5 years.

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

          DEFERRED REGISTRATION COSTS

          As of June 30, 1999, the Company's former subsidiary, Coral, had incurred deferred registration costs of $48,930 relating to expenses incurred in connection with the merger of Coral and Omnicomm Systems Inc. Upon consummation of this merger, the deferred registration costs were charged to operations.

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




                                                               Page 7 of 10
                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
                                (Continued)

          SPINOFF OF OMNICOMM SYSTEMS INC INVESTMENT

          As of June 30, 1999, Modern declared a distribution to its shareholders in the form of all the 403,000 shares of Omnicomm Systems Inc (Omnicomm) common stock that Modern owns. During the quarter ended March 31, 1999, Modern merged Coral (Modern's 100% owned subsidiary) with Omnicomm. In the exchange, Modern received 403,000 common shares of Omnicomm for all of the issued and outstanding shares of Coral. This represented approximately 30% of the issued and outstanding common shares of Omnicomm at that time. Modern subsequently declared a distribution of the 403,000 common shares of Omnicomm to Modern shareholders on a pro rata basis to their Modern shareholdings. Omnicomm was a privately held computer systems integrator and software development company. Modern recognized no gain or loss on the distribution of the Omnicomm shares. The distribution does not qualify for tax-free treatment under Internal Revenue Section 355. Therefore, the shareholders of Modern will receive the Omnicomm shares as a taxable dividend. The dollar amount of the dividend is $30,300, the amount of Modern's investment in Coral.

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

NOTE 4:   INVESTMENT IN EQUITY SECURITIES (At Cost)

          Investments in Non Marketable Equity Securities consist of the following:
                                             June 30,   June 30,
                                               1999       1998
               Investment in 72 million
               restricted shares in
               Daine Industries, Inc.        $15,900    $15,900

               Investment in 37,575
               restricted shares in
               Creative Master
               International Inc.
               (formerly Davin
               Enterprises Inc.)                 -0-      7,950

               Investments in other
               restricted securities             900        900

                                             $16,800    $24,750



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

NOTE 5:   INVESTMENT IN AFFILIATE

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





                                                        Page 9 of 10
                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
                                (Continued)

NOTE 6:   INCOME TAXES

          The provision for income taxes is comprised of the following:
                                            6/30/99  6/30/98  6/30/97
            Current                         $41,218  $ 4,587  $ 1,838
            Deferred                            -0-    7,375   (7,375)
                                            $41,218  $11,962  $(5,537)

          The provision for income taxes differs from the amount computed by applying the statutory federal income rate as follows:
                                            6/30/99  6/30/98  6/30/97
            Expected statutory amount       $40,513  $ 3,200  $   781
            Net operating loss                  -0-    7,375   (7,375)
            State income taxes, net
             of federal benefit                 705    1,387    1,057
                                            $41,218  $11,962  $(5,537)

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards. The deferred tax assets at June 30, 1998 and 1997 related to Coral, the Company's former 100% owned subsidiary.
          Since the stock of Coral was merged with Omnicomm, the tax benefits relating to Coral are no longer carried as a deferred tax asset at June 30, 1999.

          The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                            6/30/99  6/30/98  6/30/97
          Deferred tax assets:
            Net operating loss
             carry forwards                 $-0-     $1,323   $ 7,375
            Valuation allowance              -0-     (1,323)      -0-
            Net deferred tax (assets)       $-0-     $  -0-   $(7,375)

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


                            MODERN TECHNOLOGY CORP.


                              By Arthur J. Seidenfeld
                                 President, Principal Executive Officer
                                 and Principal Financial Officer
                                 Dated: September 17, 1999



Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Name                  Title                             Date


Arthur Seidenfeld     President and Director            September 17, 1999


Anne Seidenfeld       Treasurer, Secretary              September 17, 1999
                      and Director


Gerald Kaufman        Director                          September 17, 1999