Form 10-Q
period 1999-09-30
MODERN TECHNOLOGY CORP
filed 1999-11-15
CIK 711422

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended September 30, 1999 or

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

                              10Q-1













                    MODERN TECHNNOLOGY CORP.

                      FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1999









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










                        ACCOUNTANTS' REVIEW REPORT




Board of Directors and Stockholders
MODERN TECHNOLOGY CORP.
Belle Harbor, New York

We have reviewed the consolidated balance sheet of MODERN TECHNOLOGY CORP. as at September 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the three month periods ended September 30, 1999 and 1998, in accordance with standards established by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated August 6, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                        GREENBERG & COMPANY LLC

Springfield, New Jersey
October 21, 1999



                                                         Page 1 of 10
                          MODERN TECHNOLOGY CORP.
                        CONSOLIDATED BALANCE SHEETS

                                                     Sept. 30    June 30
                                                       1999        1999
                                                    (Unaudited)
                                A S S E T S

CURRENT ASSETS
  Cash and Cash Equivalents                         $672,935     $759,898
  Other Current Assets                                15,048       22,360
                                                     687,983      782,258

EQUIPMENT - At Cost                                   13,500       13,500
  Less:  Accumulated Depreciation                    (10,473)     (10,295)
                                                       3,027        3,205

OTHER ASSETS
  Investments, At Cost                                16,800       16,800
  Note Receivable                                    100,000      100,000
  Deferred Tax                                           366          -0-
  Other Assets                                           598          598
                                                     117,764      117,398

TOTAL ASSETS                                        $808,774     $902,861


  L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES
  Accrued Expenses                                  $ 13,200     $ 47,326
  Income Tax Payable                                     -0-       38,513
    Total Current Liabilities                         13,200       85,839

STOCKHOLDERS' EQUITY
  Common Stock Par Value $.0001
    Authorized:  150,000,000 Shares
    Issued and Outstanding:  20,150,000
      Shares                                           2,315        2,015
  Paid-In Capital                                    495,161      495,161
  Retained Earnings                                  298,098      319,846
                                                     795,574      817,022

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $808,774     $902,861










See accompanying notes and accountants' review report.


                                                            Page 2 of 10
                          MODERN TECHNOLOGY CORP.
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD JULY 1, 1998 TO SEPTEMBER 30, 1999



                                                                   Total
                                    Par                            Stock-
                        # of       Value   Paid-In    Retained   holders'
                       Shares     $.0001   Capital    Earnings    Equity


BALANCES AT
JULY 1, 1998         20,150,000   $2,015   $495,161   $247,041   $744,217

Dividend distribution
of Omnicomm Systems
Inc stock to Modern
Technology
stockholders                                           (30,300)   (30,300)

Net Income for
the Year Ended
June 30, 1999                                          103,105    103,105

BALANCES AT
JUNE 30, 1999
(Audited)            20,150,000    2,015    495,161    319,846    817,022

Capital Contribution                 300                              300

Net Income (Loss)
for the Three
Months Ended
Sept. 30, 1999                                         (21,748)   (21,748)

BALANCES AT
SEPT. 30, 1999
(Unaudited)          20,150,000   $2,315   $495,161   $298,098   $795,574















See accompanying notes and accountants' review report.


                                                            Page 3 of 10
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                     For The Three
                                                     Months Ended
                                                     September 30,
                                                    1999       1998


REVENUES

  Interest Income                                 $  8,942   $ 9,642
                                                     8,942     9,642


EXPENSES

  Officers Salaries                                  1,600     1,200
  General and Administrative Expenses               29,051    10,905
                                                    30,651    12,105


INCOME (LOSS) BEFORE TAXES                         (21,709)   (2,463)

Income Tax Expense                                      39     1,383


NET INCOME (LOSS)                                 $(21,748)  $(3,846)


NET INCOME (LOSS) PER SHARE                          NIL       NIL


NUMBER OF WEIGHTED AVERAGE SHARES
  OUTSTANDING                                  20,150,000 20,150,000
















See accompanying notes and accountants' review report.


                                                      Page 4 of 10
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                   For The Three
                                                   Months Ended
                                                   September 30,
                                                 1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                            $(21,748)   $ (3,846)
  Adjustments to Reconcile Net
   Income to Net Cash Provided By
   Operating Activities:
    Depreciation                                    178         -0-
    Changes in Assets and Liabilities:
     (Increase) Decrease in Other
       Current Assets                             7,312         -0-
     (Increase) Decrease in Deferred Tax           (366)        -0-
     (Decrease) Increase in Accrued
       Expenses and Taxes                       (34,126)      1,800
     (Decrease) Increase in Income Tax
       Payable                                  (38,513)        -0-

  Net Cash (Used In) Provided By
   Operating Activities                         (87,263)     (2,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital Contribution                              300         -0-

  Net Cash Provided By (Used In)
   Financing Activities                             300         -0-

Net (Decrease) Increase in Cash
  and Cash Equivalents                          (86,963)     (2,046)

Cash and Cash Equivalents,
  Beginning of Period                           759,898     701,275

CASH AND CASH EQUIVALENTS
  END OF PERIOD                                $672,935    $699,229

Supplemental Disclosures of
  Cash Flow Information
   Cash Paid During Period For:
     Taxes                                     $    405    $  1,383
     Interest                                       -0-         -0-







See accompanying notes and accountants' review report.


                                                           Page 5 of 10
                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                (Unaudited)

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

          In April 1999 the Company formed a subsidiary named Excess Materials Inc. (Excess). Excess accounts are included in the consolidated financial statements at September 30, 1999 and June 30, 1999. Modern owns 70% of Excess. Arthur Seidenfeld (Modern's president) owns 10% of Excess, Anne Seidenfeld (Arthur's mother and secretary/treasurer of Modern) owns 10% of Excess and a relative of Mr. Seidenfeld owns 10% of Excess.

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





                                                            Page 6 of 10
                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                (Continued)
                                (Unaudited)

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






                                                               Page 7 of 10
                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                (Continued)
                                (Unaudited)

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

NOTE 4:   INVESTMENT IN EQUITY SECURITIES (At Cost)

          Investments in Non Marketable Equity Securities consist of the following:
                                             Sept. 30,  June 30,
                                               1999       1999
               Investment in 72 million
               restricted shares in
               Daine Industries, Inc.        $15,900    $15,900

               Investment in 37,575
               restricted shares in
               Creative Master
               International Inc.
               (formerly Davin
               Enterprises Inc.)                 -0-        -0-

               Investments in other
               restricted securities             900        900

                                             $16,800    $16,800


                                                            Page 8 of 10
                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                (Continued)
                                (Unaudited)

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

NOTE 5:   INCOME TAXES

          The provision for income taxes is comprised of the following:

                                            9/30/99  9/30/98
            Current                         $ 405    $1,383
            Deferred                         (366)      -0-
                                            $  39    $1,383

          The provision for income taxes differs from the amount computed by applying the statutory federal income rate as follows:

                                            9/30/99  9/30/98
            Expected statutory amount       $ -0-    $  800
            Net operating loss               (366)      -0-
            State income taxes, net
             of federal benefit               405       583
                                            $  39    $1,383

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards. The deferred tax assets at September 30, 1999 relate principally to Excess, the Company's 70% owned subsidiary. The tax benefits relating to Excess are fully reserved due to Excess's lack of history and losses. The remaining deferred tax asset relates to Modern's NOL for the three months ended September 30, 1999.



                                                              Page 9 of 10
                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                (Continued)
                                (Unaudited)

          The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                            9/30/99  6/30/99
          Deferred tax assets:
            Net operating loss
             carry forwards                 $3,317   $-0-
            Valuation allowance             (2,951)   -0-
            Net deferred tax (assets)       $  366   $-0-

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

          During March 1999, the Registrant established a subsidiary entitled Excess Materials, Inc. ("Excess Materials"). Excess Materials is an electronic internet marketplace for corporate buyers and sellers of food commodities, equipment, metals, industrial supplies, animal hides and textile items. Excess Materials will derive revenues from commissions paid by the seller on completed transactions. To date Excess Materials is in the development stage.

          It offers a business service matching corporate buyers and sellers only. It does not handle sales to individual consumers. Company operations began in May 1999. The Registrant owns 70% of the shares of Excess Materials, and the Registrant's president and treasurer-secretary (Arthur and Anne Seidenfeld) each own 10% of the shares of Excess Materials.

          During the three months ended September 30, 1999, the Registrant had a net loss of $21,748 as compared with net loss of $3,846 during the three months ended September 30, 1998. For the three months ended September 30, 1999, total revenues amounted to $8,942, a $700 decrease over revenues generated during the three months ended September 30, 1998. Expenses for the three months ended September 30, 1999 amounted to $30,651, an $18,546 increase over expenses incurred for the three months ended September 30, 1998. The net loss of $21,748 for the quarter ended September 30, 1999 can be attributed to expenses related to the Registrant's subsidiary, Excess Materials Inc.

          During the three months ended September 30, 1999, the Registrant's treasurer-secretary, Anne Seidenfeld, received a salary of $1,600. During the three months ended September 30, 1998, she received a salary of $1,200.

          The cash and cash equivalent balances along with holdings of U.S. Treasury Obligations of the Company as of September 30, 1999 and June 30, 1999 were $672,935 and $759,898 respectively.

          Coral Development Corp ("the Company") was incorporated under the laws of Delaware on November 19, 1996 by Modern Technology Corp (MTC). During December 1996, the Registrant purchased 403,000 shares of Coral Development Corp. for $30,300.

            The Company originally completed a "blind pool/blank check" offer pursuant to Rule 419 by having MTC distribute Company shares as a dividend to MTC shareholders. On July 22, 1998 it signed an agreement with OmniComm Systems Inc. (OmniComm) whereby the Company and OmniComm would merge and the Company would issue 940,000 shares to the shareholders of OmniComm in exchange for all their shares (which are all the outstanding shares of OmniComm). Due to time limitations the Rule 419 distribution was not completed. However, the Company, OmniComm and MTC agreed to merge as planned and subsequently to distribute the Coral shares as a dividend to MTC shareholders. As the Company is no longer a "blind pool/blank check" due to the combination with OmniComm, this distribution was made without compliance with Rule 419 but was accompanied by a Form 10-SB filed on December 22, 1998. The Company shares owned by MTC were distributed to MTC shareholders on the basis of one Coral share for each fifty (50) MTC shares.

          OmniComm is an information and technology integration company located in Coconut Grove, Florida. The Company provides customized, comprehensive offering of dynamic web and data base applications with its expertise in designing and configuring networks.

          During February 1999, the Registrant purchased a $100,000 convertible note in Omnicomm. The note carries a 10% interest rate and is convertible at the Registrant's option into 80,000 shares of Omnicomm (exercisable at $1.25 each). A private placement of notes of Omnicomm was completed raising approximately $800,000. A majority of the noteholders can demand registration of the shares accompanying these notes. The notes mature on June 30, 2004. Omnicomm is presently in the process of a second private placement to raise up to a maximum of $3 million dollars in additional funding.

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


                          MODERN TECHNOLOGY CORP.


                         By: Arthur J. Seidenfeld
                      President, Chief Executive and
                          Chief Financial Officer
                             November 11, 1999