Form 10-Q
period 1999-12-31
MODERN TECHNOLOGY CORP
filed 2000-02-14
CIK 711422

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended December 31, 1999 or

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

                              10Q-1













                    MODERN TECHNNOLOGY CORP.

                      FINANCIAL STATEMENTS

                        DECEMBER 31, 1999









                            I N D E X





                                                            Page


ACCOUNTANTS' REVIEW REPORT                                    1


CONSOLIDATED BALANCE SHEETS                                   2


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                3


CONSOLIDATED STATEMENTS OF OPERATIONS                        4-5


CONSOLIDATED STATEMENTS OF CASH FLOWS                         6


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS               7-11










                        ACCOUNTANTS' REVIEW REPORT




Board of Directors and Stockholders
MODERN TECHNOLOGY CORP.
Belle Harbor, New York

We have reviewed the consolidated balance sheet of MODERN TECHNOLOGY CORP. as at December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the six month periods ended December 31, 1999 and 1998, in accordance with standards established by the American Institute of Certified Public Accountants.

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



                                        GREENBERG & COMPANY LLC

Springfield, New Jersey
January 13, 2000



                                                         Page 1 of 11
                          MODERN TECHNOLOGY CORP.
                        CONSOLIDATED BALANCE SHEETS

                                                     Dec. 31     June 30
                                                       1999        1999
                                                    (Unaudited)
                                A S S E T S

CURRENT ASSETS
  Cash and Cash Equivalents                         $668,182     $759,898
  Other Current Assets                                18,614       22,360
                                                     686,796      782,258

EQUIPMENT - At Cost                                   13,500       13,500
  Less:  Accumulated Depreciation                    (10,651)     (10,295)
                                                       2,849        3,205

OTHER ASSETS
  Investments, At Cost                                16,800       16,800
  Note Receivable                                    100,000      100,000
  Deferred Tax                                         3,533          -0-
  Other Assets                                           538          598
                                                     120,871      117,398

TOTAL ASSETS                                        $810,516     $902,861


  L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES
  Accrued Expenses                                  $ 22,050     $ 47,326
  Income Tax Payable                                     -0-       38,513
    Total Current Liabilities                         22,050       85,839

Minority Interest                                        300          -0-

STOCKHOLDERS' EQUITY
  Common Stock Par Value $.0001
    Authorized:  150,000,000 Shares
    Issued and Outstanding:  20,150,000
      Shares                                           2,015        2,015
  Paid-In Capital                                    495,161      495,161
  Retained Earnings                                  290,990      319,846
                                                     788,166      817,022

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $810,516     $902,861








See accompanying notes and accountants' review report.


                                                            Page 2 of 11
                          MODERN TECHNOLOGY CORP.
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD JULY 1, 1998 TO DECEMBERR 31, 1999



                                                                   Total
                                    Par                            Stock-
                        # of       Value   Paid-In    Retained   holders'
                       Shares     $.0001   Capital    Earnings    Equity


BALANCES AT
JULY 1, 1998         20,150,000   $2,015   $495,161   $247,041   $744,217

Dividend distribution
of Omnicomm Systems
Inc stock to Modern
Technology
stockholders                                           (30,300)   (30,300)

Net Income for
the Year Ended
June 30, 1999                                          103,105    103,105

BALANCES AT
JUNE 30, 1999
(Audited)            20,150,000    2,015    495,161    319,846    817,022

Net Income (Loss)
for the Six
Months Ended
Dec. 31, 1999
(Unaudited)                                            (28,856)   (28,856)

BALANCES AT
DEC. 31, 1999
(Unaudited)          20,150,000   $2,015   $495,161   $290,990   $788,166

















See accompanying notes and accountants' review report.


                                                            Page 3 of 11
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                     For The Three
                                                     Months Ended
                                                      December 31,
                                                    1999       1998


REVENUES

  Interest Income                                 $ 12,070   $  7,278
  Unrealized Gains - Trading Securities                -0-    194,016
                                                    12,070    201,294


EXPENSES

  Officers Salaries                                  1,800      7,775
  General and Administrative Expenses               24,140     10,130
                                                    25,940     17,905


INCOME (LOSS) BEFORE TAXES                         (13,870)   183,389

Income Tax Expense (Benefit)                        (6,762)    56,458


NET INCOME (LOSS)                                 $ (7,108)  $126,931


NET INCOME (LOSS) PER SHARE
  Basic and Diluted                                  NIL       $.01


NUMBER OF WEIGHTED AVERAGE SHARES
  OUTSTANDING                                  20,150,000 20,150,000














See accompanying notes and accountants' review report.


                                                      Page 4 of 11
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                     For The Six
                                                     Months Ended
                                                      December 31,
                                                    1999       1998


REVENUES

  Interest Income                                 $ 21,012   $ 16,920
  Unrealized Gains - Trading Securities                -0-    194,016
                                                    21,012    210,936


EXPENSES

  Officers Salaries                                  3,400      8,975
  General and Administrative Expenses               53,191     21,035
                                                    56,591     30,010


INCOME (LOSS) BEFORE TAXES                         (35,579)   180,926

Income Tax Expense (Benefit)                        (6,723)    57,841


NET INCOME (LOSS)                                 $(28,856)  $123,085


NET INCOME (LOSS) PER SHARE
  Basic and Diluted                                  NIL       $.01


NUMBER OF WEIGHTED AVERAGE SHARES
  OUTSTANDING                                  20,150,000 20,150,000














See accompanying notes and accountants' review report.


                                                      Page 5 of 11
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                   For The Six
                                                   Months Ended
                                                    December 31,
                                                 1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                            $(28,856)   $123,085
  Adjustments to Reconcile Net
   Income to Net Cash Provided By
   Operating Activities:
    Unrealized Gains                                -0-    (194,016)
    Depreciation and Amortization                   416         -0-
    Changes in Assets and Liabilities:
     (Increase) Decrease in Other
       Current Assets                             3,746      (2,458)
     (Increase) Decrease in Deferred
      Registration Costs                            -0-     (22,923)
     (Increase) Decrease in Deferred Tax         (3,533)        -0-
     (Decrease) Increase in Accrued
       Expenses and Taxes                       (25,276)     62,981
     (Decrease) Increase in Income Tax
       Payable                                  (38,513)        -0-
  Net Cash (Used In) Provided By
   Operating Activities                         (92,016)    (33,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital Contribution - Minority Interest          300         -0-
  Net Cash Provided By (Used In)
   Financing Activities                             300         -0-

Net (Decrease) Increase in Cash
  and Cash Equivalents                          (91,716)    (33,331)

Cash and Cash Equivalents,
  Beginning of Period                           759,898     701,275

CASH AND CASH EQUIVALENTS
  END OF PERIOD                                $668,182    $667,944

Supplemental Disclosures of
  Cash Flow Information
   Cash Paid During Period For:
     Taxes                                     $ 40,405    $  4,000
     Interest                                       -0-         -0-

Disclosure of Information:
  During the six months ended December 31, 1998, the investment in Creative Master International was reclassified to marketable securities. The amount carried at cost in investments of $7,950 was reclassified to fair value of $201,966 in marketable securities.


See accompanying notes and accountants' review report.


                                                           Page 6 of 11
                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1999
                                (Unaudited)

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

          In April 1999 the Company formed a subsidiary named Excess Materials Inc. (Excess). Excess accounts are included in the consolidated financial statements at December 31, 1999 and June 30, 1999. Modern owns 70% of Excess. Arthur Seidenfeld (Modern's president) owns 10% of Excess, Anne Seidenfeld (Arthur's mother and secretary/treasurer of Modern) owns 10% of Excess and a relative of Mr. Seidenfeld owns 10% of Excess.

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





                                                            Page 7 of 11
                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1999
                                (Continued)
                                (Unaudited)

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






                                                               Page 8 of 11
                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1999
                                (Continued)
                                (Unaudited)

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

NOTE 4:   INVESTMENT IN EQUITY SECURITIES (At Cost)

          Investments in Non Marketable Equity Securities consist of the following:
                                             Dec. 31,   June 30,
                                               1999       1999
               Investment in 72 million
               restricted shares in
               Daine Industries, Inc.        $15,900    $15,900

               Investments in other
               restricted securities             900        900

                                             $16,800    $16,800









                                                            Page 9 of 11
                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1999
                                (Continued)
                                (Unaudited)

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

NOTE 5:   INCOME TAXES

          The provision for income taxes is comprised of the following:

                                            12/31/99 12/31/98
            Current                         $   405  $ 1,382
            Deferred                         (7,128)  56,459
                                            $(6,723) $57,841

          The provision for income taxes differs from the amount computed by applying the statutory federal income rate as follows:

                                            12/31/99 12/31/98
          Current:
            Expected statutory amount       $   -0-  $   800
            State income taxes, net
             of federal benefit                 405      582
                                                405    1,382
          Deferred:
            Net operating loss               (7,128)  (2,458)
            Unrealized gains                    -0-   58,917
                                             (7,128)  56,459
          Income tax expense
            (benefit)                       $(6,723) $57,841








                                                              Page 10 of 11
                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1999
                                (Continued)
                                (Unaudited)

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards. The deferred tax assets at December 31, 1999 relate principally to Excess, the Company's 70% owned subsidiary. The tax benefits relating to Excess are fully reserved due to Excess's lack of history and losses. The remaining deferred tax asset relates to Modern's NOL for the six months ended December 31, 1999.

          The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                            12/31/99 6/30/99
          Deferred tax assets:
            Net operating loss
             carry forwards                 $7,572   $-0-
            Valuation allowance             (4,039)   -0-
            Net deferred tax assets         $3,533   $-0-

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

NOTE 8:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the Company for the period July 1, 1999 to December 31, 1999 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.











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

          During the six months ended December 31, 1999, the Registrant had a net loss of $28,856 as compared with net income of $123,085 during the six months ended December 31, 1998. For the six months ended December 31, 1999, total revenues amounted to $21,012, as compared with total revenues of $210,936 generated during the six months ended December 31, 1998. Expenses for the six months ended December 31, 1999 amounted to $56,591, as compared with total expenses of $30,010 for the six months ended December 31, 1998. During the six months ended December 31, 1998, the Registrant generated gains from the sale of Creative Master Intl shares amounting to $194,016 which resulted in the gain for the six month period mentioned in 1998. The loss generated during the six months ended December 31, 1999 can be attributed to expenses related to the Registrant's subsidiary, Excess Materials Inc. General and administrative expenses for the six months ended December 31, 1999 can also be attributed to the activities of Excess Materials Inc.

          During the six months ended December 31, 1999, the Registrant's treasurer-secretary, Anne Seidenfeld, received a salary of $3,400. During the six months ended December 31, 1998, she received a salary of $3,600.

          The cash and cash equivalent balances along with holdings of U.S. Treasury Obligations of the Company as of December 31, 1999 and June 30, 1999 were $668,182 and $759,898 respectively.

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

          During February 1999, the Registrant purchased a $100,000 convertible note in Omnicomm. The note carries a 10% interest rate and is convertible at the Registrant's option into 80,000 shares of Omnicomm (exercisable at $1.25 each). A private placement of notes of Omnicomm was completed raising approximately $800,000. A majority of the noteholders can demand registration of the shares accompanying these notes. The notes mature on June 30, 2004. Omnicomm announced the closing of a private placement of Preferred Convertible shares totaling $4.1 million. Omnicomm will use the capital to fund global market development and technology investment/acquisition.

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


                          MODERN TECHNOLOGY CORP.


                         By: Arthur J. Seidenfeld
                      President, Chief Executive and
                          Chief Financial Officer
                             February 11, 2000