Form 10-Q
period 2000-03-31
MODERN TECHNOLOGY CORP
filed 2000-05-11
CIK 711422

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended March 31, 2000 or

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

                              10Q-1

















                    MODERN TECHNNOLOGY CORP.

                      FINANCIAL STATEMENTS

                         MARCH 31, 2000









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










                        ACCOUNTANTS' REVIEW REPORT




Board of Directors and Stockholders
MODERN TECHNOLOGY CORP.
Belle Harbor, New York

We have reviewed the consolidated balance sheet of MODERN TECHNOLOGY CORP. as at March 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the nine month periods ended March 31, 2000 and 1999, in accordance with standards established by the American Institute of Certified Public Accountants.

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



                                        GREENBERG & COMPANY LLC

Springfield, New Jersey
April 23, 2000



                                                         Page 1 of 11
                          MODERN TECHNOLOGY CORP.
                        CONSOLIDATED BALANCE SHEETS

                                                     March 31    June 30
                                                       2000        1999
                                                    (Unaudited)
                                A S S E T S

CURRENT ASSETS
  Cash and Cash Equivalents                         $664,466     $759,898
  Other Current Assets                                 4,948       22,360
                                                     669,414      782,258

EQUIPMENT - At Cost                                   13,500       13,500
  Less:  Accumulated Depreciation                    (10,829)     (10,295)
                                                       2,671        3,205

OTHER ASSETS
  Investments, At Cost                                16,800       16,800
  Note Receivable                                    100,000      100,000
  Deferred Tax                                         2,544          -0-
  Other Assets                                           508          598
                                                     119,852      117,398

TOTAL ASSETS                                        $791,937     $902,861


  L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES
  Accrued Expenses                                  $ 10,000     $ 47,326
  Income Tax Payable                                     -0-       38,513
    Total Current Liabilities                         10,000       85,839

Minority Interest                                        300          -0-

STOCKHOLDERS' EQUITY
  Common Stock Par Value $.0001
    Authorized:  150,000,000 Shares
    Issued and Outstanding:  20,150,000
      Shares                                           2,015        2,015
  Paid-In Capital                                    495,161      495,161
  Retained Earnings                                  284,461      319,846
                                                     781,637      817,022

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $791,937     $902,861








See accompanying notes and accountants' review report.


                                                            Page 2 of 11
                          MODERN TECHNOLOGY CORP.
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE PERIOD JULY 1, 1998 TO MARCH 31, 2000



                                                                   Total
                                    Par                            Stock-
                        # of       Value   Paid-In    Retained   holders'
                       Shares     $.0001   Capital    Earnings    Equity


BALANCES AT
JULY 1, 1998         20,150,000   $2,015   $495,161   $247,041   $744,217

Dividend distribution
of Omnicomm Systems
Inc stock to Modern
Technology
stockholders                                           (30,300)   (30,300)

Net Income for
the Year Ended
June 30, 1999
(Unaudited)                                            103,105    103,105

BALANCES AT
JUNE 30, 1999
(Audited)            20,150,000    2,015    495,161    319,846    817,022

Net Income (Loss)
for the Nine
Months Ended
March 31, 2000
(Unaudited)                                            (35,385)   (35,385)

BALANCES AT
MARCH 31, 2000
(Unaudited)          20,150,000   $2,015   $495,161   $284,461   $781,637















See accompanying notes and accountants' review report.


                                                            Page 3 of 11

                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                     For The Three
                                                     Months Ended
                                                       March 31,
                                                    2000       1999


REVENUES

  Interest Income                                 $  9,929   $ 7,189
  Realized Gain on Sale of Trading
   Securities                                          -0-    37,134
                                                     9,929    44,323


EXPENSES

  Officers Salaries                                  1,800     1,800
  General and Administrative Expenses               10,074    46,659
                                                    11,874    48,459


INCOME (LOSS) BEFORE TAXES                          (1,945)   (4,136)

Income Tax Expense (Benefit)                         4,584   (10,509)


NET INCOME (LOSS)                                 $ (6,529)  $ 6,373


NET INCOME (LOSS) PER SHARE
  Basic and Diluted                                  NIL       NIL


NUMBER OF WEIGHTED AVERAGE SHARES
  OUTSTANDING                                  20,150,000 20,150,000












See accompanying notes and accountants' review report.


                                                      Page 4 of 11
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                     For The Nine
                                                     Months Ended
                                                       March 31,
                                                    2000       1999


REVENUES

  Interest Income                                 $ 30,941   $ 24,109
  Realized Gain on Securities Sale                     -0-    231,150
                                                    30,941    255,259


EXPENSES

  Officers Salaries                                  5,200     10,775
  General and Administrative Expenses               63,265     67,694
                                                    68,465     78,469


INCOME (LOSS) BEFORE TAXES                         (37,524)   176,790

Income Tax Expense (Benefit)                        (2,139)    47,332


NET INCOME (LOSS)                                 $(35,385)  $129,458


NET INCOME (LOSS) PER SHARE                          NIL       $.01


NUMBER OF WEIGHTED AVERAGE SHARES
  OUTSTANDING                                   20,150,000   20,150,000














See accompanying notes and accountants' review report.


                                                      Page 5 of 11
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                   For The Nine
                                                   Months Ended
                                                     March 31,
                                                 2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                            $(35,385)   $129,458
  Adjustments to Reconcile Net
   Income to Net Cash Provided By
   Operating Activities:
    Realized Gains - Securities                     -0-    (231,150)
    Depreciation and Amortization                   624         -0-
    Changes in Assets and Liabilities:
     (Increase) Decrease in Other
       Current Assets                            17,412         300
     (Increase) Decrease in Deferred
      Registration Costs                            -0-      (4,293)
     (Increase) Decrease in Deferred Tax         (2,544)        -0-
     (Decrease) Increase in Accrued
       Expenses and Taxes                       (37,326)     41,489
     (Decrease) Increase in Income Tax
       Payable                                  (38,513)        -0-
  Net Cash (Used In) Provided By
   Operating Activities                         (95,732)    (64,196)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of Investment                                -0-     239,100
  Purchase of Note Receivable
  Net Cash Provided By (Used In)                    -0-    (100,000)
   Investing Activities                             -0-     139,100

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital Contribution - Minority Interest          300         -0-
  Net Cash Provided By (Used In)
   Financing Activities                             300         -0-

Net (Decrease) Increase in Cash
  and Cash Equivalents                          (95,432)     74,904

Cash and Cash Equivalents,
  Beginning of Period                           759,898     701,275

CASH AND CASH EQUIVALENTS
  END OF PERIOD                                $664,466    $776,179

Supplemental Disclosures of
  Cash Flow Information
   Cash Paid During Period For:
     Taxes                                     $ 40,405    $  4,000
     Interest                                       -0-         -0-

Disclosure of Information:
  During the six months ended December 31, 1998, the investment in Creative Master International was reclassified to marketable securities. The amount carried at cost in investments of $7,950 was reclassified to fair value of $201,966 in marketable securities.

See accompanying notes and accountants' review report.

                                                           Page 6 of 11
                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2000
                                (Unaudited)

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

          In April 1999 the Company formed a subsidiary named Excess Materials Inc. (Excess). Excess accounts are included in the consolidated financial statements at March 31, 2000 and June 30, 1999. Modern owns 70% of Excess. Arthur Seidenfeld (Modern's president) owns 10% of Excess, Anne Seidenfeld (Arthur's mother and secretary/treasurer of Modern) owns 10% of Excess and a relative of Mr. Seidenfeld owns 10% of Excess.

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





                                                            Page 7 of 11

                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 2000
                                (Continued)
                                (Unaudited)

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





                                                               Page 8 of 11

                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 2000
                                (Continued)
                                (Unaudited)

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

NOTE 4:   INVESTMENT IN EQUITY SECURITIES (At Cost)

          Investments in Non Marketable Equity Securities consist of the following:
                                             March 31,  June 30,
                                               2000       1999
               Investment in 72 million
               restricted shares in
               Daine Industries, Inc.        $15,900    $15,900

               Investments in other
               restricted securities             900        900

                                             $16,800    $16,800







                                                            Page 9 of 11
                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2000
                                (Continued)
                                (Unaudited)

          The Company purchased 72 million shares of Daine Industries, Inc. stock at a cost of $15,900. This represents 29% of the total outstanding shares of common stock.

          The Company purchased 50,100 shares of Creative Master
          International Inc. (formerly Davin Enterprises, Inc.) at a cost of $7,950.

NOTE 5:   INCOME TAXES

          The provision for income taxes is comprised of the following:

                                            3/31/00  3/31/99
            Current                         $   405  $47,332
            Deferred                         (2,544)     -0-
                                            $(2,139) $47,332

          The provision for income taxes differs from the amount computed by applying the statutory federal income rate as follows:

                                            3/31/00  3/31/99
          Current:
            Expected statutory amount       $   -0-  $46,732
            State income taxes, net
             of federal benefit                 405      600
                                                405   47,332
          Deferred:
            Net operating loss               (2,544)     -0-
          Income tax expense
            (benefit)                       $(2,139) $47,332

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards. The deferred tax assets at March 31, 2000 relate principally to Excess, the Company's 70% owned subsidiary. The tax benefits relating to Excess are fully reserved due to Excess's lack of history and losses. The remaining deferred tax asset relates to Modern's NOL for the nine months ended March 31, 2000.

          The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                            3/31/00  6/30/99
          Deferred tax assets:
            Net operating loss
             carry forwards                 $7,404   $-0-
            Valuation allowance             (4,860)   -0-
            Net deferred tax assets         $2,544   $-0-




                                                              Page 10 of 11

                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 2000
                                (Continued)
                                (Unaudited)

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

NOTE 8:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the Company for the period July 1, 1999 to March 31, 2000 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.





























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

          During the nine months ended March 31, 2000, the Registrant had a net loss of $35,385 as compared with net income of $129,458 during the nine months ended March 31, 1999. For the nine months ended March 31, 2000, total revenues amounted to $30,941, as compared with total revenues of $255,259 generated during the nine months ended March 31, 1999. Expenses for the nine months ended March 31, 2000 amounted to $68,465, as compared with total expenses of $78,469 for the nine months ended March 31, 1999. During the nine months ended March 31, 1999, the Registrant generated gains from the sale of Creative Master Intl shares amounting to $231,150 which resulted in the gain for the nine month period mentioned in 1999. The loss generated during the nine months ended March 31, 2000 can be attributed to expenses related to the Registrant's subsidiary, Excess Materials Inc. General and administrative expenses for the nine months ended March 31, 2000 can also be attributed to the activities of Excess Materials Inc.

          During the nine months ended March 31, 2000, the Registrant's treasurer-secretary, Anne Seidenfeld, received a salary of $5,200. During the nine months ended March 31, 1999, she received a salary of $5,400. The Registrant's president, Arthur Seidenfeld received a salary of $5,375 for the nine months ended March 31, 1999; he received no salary for the nine months ended March 31, 2000. The cash and cash equivalent balances along with holdings of U.S. Treasury Obligations of the Company as of March 31, 2000 and June 30, 1999 were $664,466 and $759,898 respectively.

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


                          MODERN TECHNOLOGY CORP.


                         By: Arthur J. Seidenfeld
                      President, Chief Executive and
                          Chief Financial Officer
                               May 11, 2000