Form 10-K
period 2000-06-30
MODERN TECHNOLOGY CORP
filed 2000-09-28
CIK 711422

Washington, D.C. 20549

                            Form 10-K


      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES ACT OF 1934 (Fee Required)


For The Fiscal Year Ended June 30, 2000
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

As of September 13, 2000, there was no aggregate market value of the voting stock held by non-affiliates of the Registrant due to the fact that there was no trading market in the shares of the Registrant.

The Number of Shares Outstanding of the Registrant at September 13, 2000 was 20,150,000.
                             PART 1

1.  Business

     The Registrant is engaged in aiding prospective clients in obtaining financing and in providing managerial services to client companies. During the year ended June 30, 2000 the Registrant did not add any new clients for consulting services.

     During the year ended June 30, 1999, the Registrant was involved in providing consulting services to Coral Development Corp. During December 1996 the Registrant purchased 403,000 shares of Coral Development Corp. ("Coral") for $30,300. The Registrant has registered these shares with the Securities and Exchange Commission with the intention of distributing those shares to the Registrant's shareholders in the form of a dividend.

     On July 22, 1998, Coral signed a merger agreement with Omnicomm Systems Inc. ("Omnicomm"), a company in the computer software and internet field. Omnicomm filed a Form 10-SB on December 22, 1998 and the merger with Coral was concluded in February 1999. As of June 30, 1999, the Registrant declared a distribution to its shareholders in the form of all the 403,000 shares of Omnicomm common stock that the Registrant owned.

     During February 1999, the Registrant purchased a $100,000 convertible note in Omnicomm. The note carried a 10% interest rate and was convertible at the Registrant's option into 80,000 shares of Omnicomm exercisable at $1.25 each. In July 2000 the Registrant converted the $100,000 note into 80,000 shares of Omnicomm. As of September 18, 2000, the Registrant has sold 36,500 shares of Omnicomm and generated approximately $86,000 in gross proceeds from the sale of these shares.

     During March 1999, the Registrant established a subsidiary entitled Excess Materials, Inc. ("Excess Materials"). Excess Materials is an electronic internet marketplace for corporate buyers and sellers of industrial supplies, equipment, metals, animal hides and textile items. Excess Materials derives its revenues from commissions paid by the seller on completed transactions. For the year ended June 30, 2000 Excess did not generate any revenues and at June 30, 2000 it had approximately 540 registered members. Excess plans to restructure its operations to generate revenues from charging future members an annual fee as compared to a commission on completed transactions.

     Presently, the Registrant is seeking out joint venture candidates and companies for which it can aid in providing financing and managerial services although no assurances can be given that the Registrant will be successful in gaining new clients in the near future.

     During the fiscal year ended June 30, 2000, the Registrant had a net loss of $39,216. Its revenue for the year ended June 30, 2000 was derived from interest income of $43,812. The loss can be attributed primarily to expenses generated by the Registrant's 70% owned subsidiary, Excess Materials Inc. During the fiscal year ended June 30, 1999, the Registrant had net income of $103,105.
Its revenue for the year ended June 30, 1999 was derived from a gain on securities sale of shares of Davin Enterprises Inc. (Davin merged with Creative Masters International) amounting to $231,150 and interest income of $35,834.

Item 2.  Properties.

     As of June 30, 2000, the Registrant owned no property.  The
Registrant utilizes some space in the offices of Lite King Corp., an affiliated company.

Item 3.  Legal Proceedings.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

                             PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholders Matters.

     During the past three fiscal years there was no market for the shares of the Registrant.

Number of Shareholders - 367 shareholders of record of 9/13/00.

Dividends - During the year ended June 30, 1999, the Registrant was involved in providing consulting services to Coral Development Corp. During December 1996, the Registrant purchased 403,000 shares of Coral Development Corp. ("Coral") for $30,300. The Registrant had registered these shares with the Securities and Exchange Commission with the intention of distributing these shares to the Registrants' shareholders in the form of a dividend. As of June 30, 1999, the Registrant declared a distribution to its shareholders in the form of all of the 403,000 shares of Omnicomm Systems Inc. ("Omnicomm") common stock that the Registrant owned.

Item 6.   Selected Financial Data

                             for the Year ended June 30,
                   2000       1999     1998      1997      1996

Total Revenues    $ 43,812   $266,984 $102,991 $72,985   $46,449
Operating Income
(Loss) before tax  (42,326)   144,323   28,160   6,388    (2,709)
Net Income (Loss)  (39,216)   103,105   16,198  11,925    (3,720)
Net Income (Loss)
 per share           NIL        $.01     NIL      NIL       NIL
Total Assets       788,106    902,861  752,417 731,238   718,443
Long Term Debt         -0-        -0-     -0-      -0-       -0-
Dividends              -0-     30,300      -0-     -0-       -0-

Item 7.   Management's Discussion and Analysis of Results of
          Operations.

     During the fiscal year ended June 30, 2000 the Registrant had a net loss of $39,216. Its revenue for the year ended June 30, 2000 was derived from interest income of $43,812. The loss can be attributed primarily to expenses related to the Registrant's 70% owned subsidiary, Excess Materials Inc.

     Fiscal year 1999 revenues and income was influenced by interest income and gains from the sale of securities. During fiscal year 1999, the revenues amounted to $266,984 as compared with the comparative fiscal year 1998 figure of $102,991. The net income figure for fiscal year 1999 was principally due to the sale of Davin Enterprises Inc. securities (Davin Enterprises Inc. merged with Creative Master International Inc. in December 1997).

     The Registrant received management fees of $3,200 from Davin for the fiscal year ended June 30, 1998. The Registrant provided administrative, clerical, bookkeeping and other services to Davin. The agreement was terminated December 31, 1997.

     During the year ended June 30, 1999 the Registrant was involved in providing consulting services to Coral Development Corp. During December 1996 the Registrant purchased 403,000 shares of Coral Development Corp. ("Coral") for $30,300. The Registrant had registered these shares with the Securities and Exchange Commission with the intention of distributing these shares to the Registrant's shareholders in the form of a dividend. As of June 30, 1999 the Registrant declared a distribution to its shareholders in the form of all of the 403,000 shares of Omnicomm Systems Inc. ("Omnicomm") common stock that the Registrant owned.

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

     During the fiscal year ended June 30, 1999 the Registrant established a subsidiary entitled Excess Materials Inc. ("Excess Materials"). Excess Materials is an electronic internet marketplace for corporate buyers and sellers of industrial supplies, equipment, metals, animal hides and textile items. Excess Materials derives its revenues from commissions paid by the seller on completed transactions. The Registrant owns 70% of the shares of Excess Materials.

     For the year ended June 30, 2000 Excess Materials did not generate any revenues. At June 30, 2000 Excess Materials had approximately 540 registered members.

     At June 30, 2000 the Registrant's total assets amounted to $788,106 and as compared with $902,861 at June 30, 1999. At June
30, 2000, stockholders' equity amounted to $777,806, as compared with $817,022 at June 30, 1999.

Item 8.   Financial Statements.

     Attached.

Item 9.   Changes In and Disagreement With Accountants on
          Accounting and Financial Disclosure.

     None.
                            PART III

Item 10.  Directors and Executive Officers.

     The executive officers and directors of the Registrant are as follows:

Name                Age  Title                    Term Expires

Arthur Seidenfeld   49   President and            Next Annual
                         Director                 Meeting
Anne Seidenfeld     87   Treasurer, Secretary     Next Annual
                         and Director             Meeting
Gerald Kaufman      59   Director                 Next Annual
                                                  Meeting

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

Item 11.  Management Executive Compensation.

     During the fiscal year ended June 30, 2000, management salaries were as follows:

     Anne Seidenfeld - Treasurer-Secretary $7,000
     Arthur Seidenfeld - President $-0-

     During the year ended June 30, 1999, Anne Seidenfeld, pursuant to an oral agreement with the Company earned $7,200 as an annual salary and Arthur Seidenfeld earned $22,375 effective through June 30, 1999.

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

Item 13.  Certain Relationships and Related Transactions:

     For the year ended June 30, 1998, the Registrant received management fees from Davin Enterprises, Inc. amounting to $3,200. Arthur Seidenfeld, President and a director of the Registrant owned 44,063 of the outstanding shares of Davin Enterprises, Inc. Anne Seidenfeld, Treasurer-Secretary and a director of the Registrant owned 5,470 of the outstanding shares of Davin Enterprises, Inc. Davin Enterprises Inc.'s name was changed to Creative Master International Inc. after Creative Master Inc. merged with Davin Enterprises Inc. Arthur Seidenfeld and Anne Seidenfeld sold the shares they held in Davin Enterprises Inc. in 1999.

                     MODERN TECHNOLOGY CORP.
           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
           FILED WITH THE ANNUAL REPORT OF THE COMPANY
                          ON FORM 10-K

ITEM 14 - EXHIBITS

     Financial Statements and Schedules and Reports on Form 8-K.

ACCOUNTANT'S REPORT
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2000 AND JUNE 30, 1999 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD JULY
  1, 1997 TO  JUNE 30, 2000
CONSOLIDAATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED JUNE 30,
  2000, 1999 AND 1998
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED JUNE 30,
  2000, 1999 AND 1998
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


                            MODERN TECHNOLOGY CORP.


                              By Arthur J. Seidenfeld
                                 President, Principal Executive Officer
                                 and Principal Financial Officer
                                 Dated: September 20, 2000



Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Name                  Title                             Date


Arthur Seidenfeld     President and Director            September 20, 2000


Anne Seidenfeld       Treasurer, Secretary              September 20, 2000
                      and Director


Gerald Kaufman        Director                          September 20, 2000















                           MODERN TECHNNOLOGY CORP.

                             FINANCIAL STATEMENTS

                            JUNE 30, 2000 AND 1999







                                   I N D E X





                                                                   Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                   1


CONSOLIDATED BALANCE SHEETS                                          2


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                       3


CONSOLIDATED STATEMENTS OF OPERATIONS                                4


CONSOLIDATED STATEMENTS OF CASH FLOWS                                5


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                      6-9










       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
MODERN TECHNOLOGY CORP.
Belle Harbor, New York


We have audited the accompanying consolidated balance sheets of MODERN TECHNOLOGY CORP. as at June 30, 2000 and 1999 and the related consolidated statements of operations and stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of MODERN TECHNOLOGY CORP. at June 30, 2000 and 1999, and the consolidated results of its operations and cash flows for the three years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.




                                   GREENBERG & COMPANY LLC

Springfield, New Jersey
July 26, 2000


                                                    Page 1 of 9
                          MODERN TECHNOLOGY CORP.
                        CONSOLIDATED BALANCE SHEETS

                                                            June 30,
                                                        2000       1999

                                A S S E T S

CURRENT ASSETS
  Cash and Cash Equivalents                           $663,250   $759,898
  Other Current Assets                                   5,000     22,360
                                                       668,250    782,258

EQUIPMENT - At Cost                                     13,500     13,500
  Less:  Accumulated Depreciation                      (11,007)   (10,295)
                                                         2,493      3,205

OTHER ASSETS
  Investments, At Cost                                  16,800     16,800
  Note Receivable                                      100,000    100,000
  Other Assets                                             563        598
                                                       117,363    117,398

TOTAL ASSETS                                          $788,106   $902,861


  L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES
  Accrued Expenses                                    $ 10,000   $ 47,326
  Income Tax Payable                                       -0-     38,513
    Total Current Liabilities                           10,000     85,839

MINORITY INTEREST                                          300        -0-

STOCKHOLDERS' EQUITY
  Common Stock Par Value $.0001
    Authorized:  150,000,000 Shares
    Issued and Outstanding:  20,150,000
      Shares                                             2,015      2,015
  Paid-In Capital                                      495,161    495,161
  Retained Earnings                                    280,630    319,846
                                                       777,806    817,022

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $788,106   $902,861









The accompanying notes are an integral part of these financial statements.


                                                              Page 2 of 9
                          MODERN TECHNOLOGY CORP.
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE PERIOD JULY 1, 1997 TO JUNE 30, 2000



                        Common Stock                               Total
                                    Par                            Stock-
                        # of       Value   Paid-In    Retained   holders'
                       Shares     $.0001   Capital    Earnings    Equity


BALANCES AT
JULY 1, 1997         20,150,000   $2,015   $495,161   $230,843   $728,019

Net Income (Loss)
for the Year Ended
June 30, 1998                                           16,198     16,198

BALANCES AT
JUNE 30, 1998        20,150,000    2,015    495,161    247,041    744,217

Dividend distribution
of Omnicomm Systems
Inc stock to Modern
Technology
stockholders                                           (30,300)   (30,300)

Net Income (Loss)
for the Year Ended
June 30, 1999                                          103,105    103,105

BALANCES AT
JUNE 30, 1999        20,150,000    2,015    495,161    319,846    817,022

Net Income (Loss)
for the Year Ended
June 30, 2000                                          (39,216)   (39,216)

BALANCES AT
JUNE 30, 2000        20,150,000   $2,015   $495,161   $280,630   $777,806













The accompanying notes are an integral part of these financial statements.


                                                              Page 3 of 9
                          MODERN TECHNOLOGY CORP.
                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                          For The Years Ended June 30,
                                       2000          1999          1998


REVENUES

  Interest Income                    $ 43,812      $ 35,834      $ 32,726

  Management Income                       -0-           -0-         3,200

  Gain on Securities Sales                -0-       231,150        67,065

                                       43,812       266,984       102,991

EXPENSES

  Officers' Salaries                    7,000        29,575        24,500

  General and Administrative
    Expenses                           79,138        65,677        50,331

  Merger Related Expense                  -0-        27,409           -0-

                                       86,138       122,661        74,831

INCOME (LOSS) BEFORE TAXES            (42,326)      144,323        28,160

  Income Tax Expense (Benefit)         (3,110)       41,218        11,962


NET INCOME (LOSS)                    $(39,216)     $103,105      $ 16,198

INCOME (LOSS) PER SHARE                NIL           $.01           NIL

NUMBER OF WEIGHTED AVERAGE
  SHARES OUTSTANDING               20,150,000    20,150,000    20,150,000













The accompanying notes are an integral part of these financial statements.


                                                            Page 4 of 9
                          MODERN TECHNOLOGY CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           For The Years Ended June 30,
                                             2000       1999       1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                         $(39,216)  $103,105   $ 16,198
 Adjustments to Reconcile Net Income
  to Net Cash Provided By (Used In)
  Operating Activities:
   Depreciation                                 832        356        -0-
   Gain on Investments                          -0-   (231,150)   (67,065)
   Merger of Subsidiary                         -0-    (30,300)       -0-
   Changes in Assets and Liabilities:
    Decrease (Increase) in Other Current
     Assets                                  17,360    (22,360)       -0-
    Decrease (Increase) In Deferred Taxes       -0-        -0-      7,375
    Decrease (Increase) in Deferred
     Registration Costs                         -0-     26,007       (100)
    Decrease (Increase) in Other Assets         (85)      (213)       (85)
    Increase (Decrease) Accrued
      Expenses and Taxes                    (75,839)    77,639      4,981
 Net Cash Provided By (Used In)
  Operating Activities                      (96,948)   (76,916)   (38,696)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital Expenditures                           -0-     (3,561)       -0-
 (Purchase) Sale of Securities                  -0-    239,100     92,085
 Purchase - Note Receivable                     -0-   (100,000)       -0-
  Net Cash (Used In) Provided By
   Investing Activities                         -0-    135,539     92,085

CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital Contribution - Minority Interest       300        -0-        -0-
  Net Cash (Used In) Provided By
   Financing Activities                         300        -0-        -0-

Net Increase (Decrease) in Cash
 and Cash Equivalents                       (96,648)    58,623     53,389

Cash and Cash Equivalents,
 Beginning of Year                          759,898    701,275    647,886

CASH AND CASH EQUIVALENTS,
 END OF YEAR                               $663,250   $759,898   $701,275


Supplemental Disclosures Of Cash Flow Information
 Cash Paid During The Period For:
  Taxes                                    $ 40,405   $  2,665   $  2,806
  Interest                                 $   -0-    $    -0-   $    -0-


The accompanying notes are an integral part of these financial statements.


                                                             Page 5 of 9
                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

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

          BASIS OF PRESENTATION

          The accompanying consolidated financial statements include the accounts of the Company's wholly owned subsidiary through March 31, 1999. (See Spinoff of Omnicomm Systems Inc. Investment.) All significant intercompany balances and transactions have been eliminated in consolidation. Modern invested $30,300 in Coral during the quarter ended December 31, 1996.

          During the quarter ended March 31, 1999, Modern merged Coral with Omnicomm Systems, Inc. (Omnicomm). In the exchange, Modern received 403,000 shares of Omnicomm for all of the issued and outstanding shares of Coral. Modern then distributed all the stock of Omnicomm to its shareholders.

          In April 1999 the Company formed a subsidiary named Excess Materials Inc. (Excess). Excess accounts are included in the consolidated financial statements at June 30, 2000 and 1999.
          Modern owns 70% of Excess. Arthur Seidenfeld (Modern's president) owns 10% of Excess, Anne Seidenfeld (Arthur's mother and secretary/treasurer of Modern) owns 10% of Excess and a relative of Mr. Seidenfeld owns 10% of Excess.

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

          NOTE RECEIVABLE

          During the year ended June 30, 1999 the Company purchased a $100,000 convertible note in Omnicomm. The note carries a 10%



                                                            Page 6 of 9
                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 2000 AND 1999
                                (Continued)

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




                                                               Page 7 of 9
                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 2000 AND 1999
                                (Continued)

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

NOTE 4:   INVESTMENT IN EQUITY SECURITIES (At Cost)

          Investments in Non Marketable Equity Securities consist of the following:
                                             June 30,   June 30,
                                               2000       1999
               Investment in 360,000
               restricted shares in
               Daine Industries, Inc.        $15,900    $15,900

               Investments in other
               restricted securities             900        900

                                             $16,800    $16,800










                                                            Page 8 of 9
                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 2000 AND 1999
                                (Continued)

NOTE 6:   INCOME TAX EXPENSE (BENEFIT)

          The provision for income taxes is comprised of the following:
                                            6/30/00  6/30/99  6/30/98
            Current                         $   405  $41,218  $ 4,587
            Deferred                         (3,515)     -0-    7,375
                                            $(3,110) $41,218  $11,962

          The provision for income taxes differs from the amount computed by applying the statutory federal income rate as follows:
                                            6/30/00  6/30/99  6/30/98
            Expected statutory amount       $   -0-  $40,513  $ 3,200
            Net operating loss               (3,515)     -0-    7,375
            State income taxes, net
             of federal benefit                 405      705    1,387
                                            $(3,110) $41,218  $11,962

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

          The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                            6/30/00  6/30/99  6/30/98
          Deferred tax assets:
            Net operating loss
             carry forwards                 $18,000    $-0-   $1,323
            Valuation allowance             (18,000)    -0-   (1,323)
            Net deferred tax (assets)       $   -0-    $-0-   $  -0-

          The current net operating loss of approximately $39,000 expires in the year ended June 30, 2020. The tax benefit has been fully reserved due to a lack of consistent operating profitability.

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