Form 10-Q
period 2000-09-30
MODERN TECHNOLOGY CORP
filed 2000-11-14
CIK 711422

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended September 30, 2000 or

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

          P.O. Box 940007, Belle Harbor, New York 11694

(Address of Principal Executive Office)           (Zip Code)

                          (718)318-0994

      (Registrant's Telephone Number, Including Area Code)

          240 Clarkson Avenue, Brooklyn, New York 11226

                  (Registrant's Former Address)

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
















                     MODERN TECHNOLOGY CORP.

                      FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000










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








          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
MODERN TECHNOLOGY CORP.
Belle Harbor, New York

We have reviewed the consolidated balance sheet of MODERN TECHNOLOGY CORP. as at September 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the three month periods ended September 30, 2000 and 1999, in accordance with standards established by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated July 26, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                   GREENBERG & COMPANY LLC

Springfield, New Jersey
November 1, 2000



                                                    Page 1 of 9
                          MODERN TECHNOLOGY CORP.
                        CONSOLIDATED BALANCE SHEETS

                                                      Sept 30,   June 30,
                                                        2000       1999
                                                     (Unaudited)

                                A S S E T S

CURRENT ASSETS
  Cash and Cash Equivalents                           $773,795   $663,250
  Other Current Assets                                     -0-      5,000
                                                       773,795    668,250

EQUIPMENT - At Cost                                     13,500     13,500
  Less:  Accumulated Depreciation                      (11,185)   (11,007)
                                                         2,315      2,493

OTHER ASSETS
  Investments, At Cost                                  16,800     16,800
  Investments, At Market Value                          64,500        -0-
  Note Receivable                                          -0-    100,000
  Other Assets                                             533        563
                                                        81,833    117,363

TOTAL ASSETS                                          $857,943   $788,106


  L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES
  Accrued Expenses                                    $ 10,000   $ 10,000
  Income Tax Payable                                    13,774        -0-
  Deferred Tax Liabilities                               8,035        -0-
    Total Current Liabilities                           31,809     10,000

MINORITY INTEREST                                          300        300

STOCKHOLDERS' EQUITY
  Common Stock Par Value $.0001
    Authorized:  150,000,000 Shares
    Issued and Outstanding:  20,150,000
      Shares                                             2,015      2,015
  Paid-In Capital                                      495,161    495,161
  Retained Earnings                                    328,658    280,630
                                                       825,834    777,806

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $857,943   $788,106






See Accountants' Review Report and notes to the financial statements.


                                                              Page 2 of 9
                          MODERN TECHNOLOGY CORP.
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD JULY 1, 1999 TO SEPTEMBER 30, 2000



                        Common Stock                               Total
                                    Par                            Stock-
                        # of       Value   Paid-In    Retained   holders'
                       Shares     $.0001   Capital    Earnings    Equity


BALANCES AT
JULY 1, 1999         20,150,000   $2,015   $495,161   $319,846   $817,022

Net Income (Loss)
for the Year Ended
June 30, 2000                                          (39,216)   (39,216)

BALANCES AT
JUNE 30, 2000        20,150,000    2,015    495,161    280,630    777,806

Net Income (Loss)
for the Three
Months Ended
Sept. 30, 2000                                          48,028     48,028

BALANCES AT
SEPT. 30, 2000
(Unaudited)          20,150,000   $2,015   $495,161   $328,658   $825,834
























See Accountants' Review Report and notes to the financial statements.


                                                              Page 3 of 9
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                     For The Three
                                                     Months Ended
                                                     September 30,
                                                    2000       1999

REVENUES

  Interest Income                                 $ 9,001    $  8,942
  Realized Gain - Trading Securities               50,126         -0-
  Unrealized Gain - Trading Securities             24,188         -0-
                                                   83,315       8,942

EXPENSES

  Officers Salaries                                 1,800       1,600
  General and Administrative Expenses              11,223      29,051
                                                   13,023      30,651

INCOME (LOSS) BEFORE TAXES                         70,292     (21,709)

Income Tax Expense                                 22,264          39


NET INCOME (LOSS)                                 $48,028    $(21,748)


NET INCOME (LOSS) PER SHARE                         NIL         NIL


NUMBER OF WEIGHTED AVERAGE SHARES
  OUTSTANDING                                  20,150,000  20,150,000


















See Accountants' Review Report and notes to the financial statements.


                                                      Page 4 of 9
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                   For The Three
                                                   Months Ended
                                                   September 30,
                                                 2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                            $ 48,028    $(21,748)
  Adjustments to Reconcile Net
   Income to Net Cash Provided By
   Operating Activities:
    Depreciation                                    178         178
    Realized Gain on Investment                 (50,126)        -0-
    Unrealized Gain on Investment               (24,188)        -0-
    Changes in Assets and Liabilities:
     (Increase) Decrease in Other
       Current Assets                             5,000       7,312
     (Increase) Decrease in Other Assets             30        (366)
     (Decrease) Increase in Accrued
       Expenses and Taxes                           -0-     (34,126)
     (Decrease) Increase in Income Tax
       Payable                                   13,774     (38,513)
     (Decrease) Increase in Deferred Tax
       Liability                                  8,035         -0-
  Net Cash Provided By (Used In)
   Operating Activities                             731     (87,263)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Investment              109,814         -0-
  Net Cash Provided By (Used In)
   Investing Activities                         109,814         -0-

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital Contribution                              -0-         300
  Net Cash Provided By (Used In)
   Financing Activities                             -0-         300

Net (Decrease) Increase in Cash
  and Cash Equivalents                          110,545     (86,963)

Cash and Cash Equivalents,
  Beginning of Period                           663,250     759,898

CASH AND CASH EQUIVALENTS
  END OF PERIOD                                $773,795    $672,935

Supplemental Disclosures of Cash Flow Information
   Cash Paid During Period For:
     Taxes                                     $ 22,264    $    405
     Interest                                  $    -0-         -0-

Noncash investing and financial transactions
  Conversion of notes receivable to
   investment                                  $100,000    $    -0-



See Accountants' Review Report and notes to the financial statements.


                                                           Page 5 of 9
                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHSS ENDED SEPTEMBER 30, 2000
                                (Unaudited)

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

          BASIS OF PRESENTATION

          In April 1999 the Company formed a subsidiary named Excess Materials Inc. (Excess). Excess accounts are included in the consolidated financial statements at September 30, 2000 and June 30, 2000. Modern owns 70% of Excess. Arthur Seidenfeld (Modern's president) owns 10% of Excess, Anne Seidenfeld (Arthur's mother and secretary/treasurer of Modern) owns 10% of Excess and a relative of Mr. Seidenfeld owns 10% of Excess.

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

          NOTE RECEIVABLE

          During the year ended June 30, 1999 the Company purchased a $100,000 convertible note in Omnicomm Systems, Inc. (Omnicomm). The note carries a 10% annual interest rate and is convertible at the Company's option into 80,000 shares of Omnicomm common stock. The note matures in 2004.

          During the three months ended September 30, 2000, the Company exercised its right to convert the $100,000 convertible note in Omnicomm to 80,000 shares of Omnic0omm common stock. The Company sold 47,750 of Omnicomm common stock. As of September 30, 2000, the Company holds 32,250 of Omnicomm common stock.





See Accountants' Review Report.
                                                            Page 6 of 9
                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                (Unaudited)
                                (Continued)

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

          ADVERTISING

          Advertising costs are expensed as incurred. Advertising expense for the three months ended September 30, 2000 and 1999 was $1,278 and $-0-, respectively.

NOTE 3:   CONCENTRATIONS OF CREDIT RISK

          The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash.

          The total cash balances are insured by F.D.I.C. up to $100,000 per bank. The Company had cash and cash equivalents balances of $778,982 on deposit with three institutions at September 30, 2000 that exceeded the balance insured by the F.D.I.C. in the amount of $771,559.







See Accountants' Review Report.
                                                               Page 7 of 9
                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                (Unaudited)
                                (Continued)

NOTE 4:   MARKETABLE SECURITIES

          During the quarter ended September 30, 2000, the investment in Omnicomm Systems, Inc. of 32,250 shares was considered a trading security in accordance with Financial Accounting Standard (FAS)
          115. Omnicomm shares are traded on the NASD over the counter bulletin board system. The cost of these shares was $40,312. During the quarter ended September 30, 2000, the total unrealized gain was $24,188.

NOTE 5:   INVESTMENT IN EQUITY SECURITIES (At Cost)

          Investments in Non Marketable Equity Securities consist of the following:
                                             Sept 30,   June 30,
                                               2000       2000
               Investment in 360,000
               restricted shares in
               Daine Industries, Inc.        $15,900    $15,900

               Investments in other
               restricted securities             900        900

                                             $16,800    $16,800

NOTE 6:   INCOME TAX EXPENSE (BENEFIT)

          The provision for income taxes is comprised of the following:
                                            9/30/00  9/30/99
            Current                         $14,229   $ 405
            Deferred                          8,035    (366)
                                            $22,264   $  39

          The provision for income taxes differs from the amount computed by applying the statutory federal income rate as follows:
                                            9/30/00  9/30/99
            Expected statutory amount       $ 5,625   $ -0-
            Net operating loss                  -0-    (366)
            Unrealized gains                  8,035     -0-
            State income taxes, net
             of federal benefit               8,604     405
                                            $22,264   $  39

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards. The deferred tax assets at September 30, 2000 and June 30, 2000 relate to Excess, the Company's 70% owned subsidiary. Since the accounts of Excess are not allowed to be consolidated with Modern for tax purposes and Excess has generated losses since inception, the deferred tax assets associated with these losses have been fully reserved in the valuation allowance.

See the Accountants' Review Report.
                                                         Page 8 of 9
                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                (Unaudited)
                                (Continued)

          The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                            9/30/00    6/30/00
          Deferred tax assets:
            Net operating loss
             carry forwards                 $18,000    $18,000
            Valuation allowance             (18,000)   (18,000)
            Net deferred tax (assets)       $   -0-    $   -0-

          The current net operating loss of approximately $39,000, which emanates from Excess, expires in the year ended June 30, 2020. The tax benefit has been fully reserved due to a lack of consistent operating profitability.

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

NOTE 9:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the Company for the period July 1, 2000 to September 30, 2000 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.















See Accountants' Review Report.
                                                              Page 9 of 9
                      Part 1.  Financial Information

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

          During the three months ended September 30, 2000, the Registrant had net income of $48,028 as compared with a net loss of $21,748 during the three months ended September 30, 1999. For the three months ended September 30, 2000, total revenues amounted to $83,315, as compared with total revenues of $8,942 generated during the three months ended September 30, 1999. Expenses for the three months ended September 30, 2000 amounted to $11,223, as compared with total expenses of $30,657 for the three months ended September 30, 1999. During the three months ended September 30, 2000, the Registrant generated gains from the sale of Omnicomm Systems, Inc. shares amounting to $74,314 which resulted in the gain for the three month period mentioned in 2000. The loss generated during the three months ended September 30, 1999 can be attributed to expenses related to the Registrant's subsidiary, Excess Materials Inc. General and administrative expenses for the three months ended September 30, 2000 can be attributed primarily to legal and accounting fees.

          During the three months ended September 30, 2000, the Registrant's treasurer-secretary, Anne Seidenfeld, received a salary of $1,800. During the three months ended September 30, 1999, she received a salary of $1,600. The Registrant's president, Arthur Seidenfeld did not receive any salary for the three month period ended September 30, 2000 and September 30, 1999. The cash and cash equivalent balances along with holdings of U.S. Treasury Obligations of the Company as of September 30, 2000 and June 30, 2000 were $773,795 and $663,250 respectively.

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


                          MODERN TECHNOLOGY CORP.


                         By: Arthur J. Seidenfeld
                      President, Chief Executive and
                          Chief Financial Officer
                             November 11, 2000