Form 10-Q
period 2000-12-31
MODERN TECHNOLOGY CORP
filed 2001-02-14
CIK 711422

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended December 31, 2000 or

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
















			MODERN TECHNOLOGY CORP.

			 FINANCIAL STATEMENTS

			  DECEMBER 31, 2000










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

We have reviewed the consolidated balance sheet of MODERN TECHNOLOGY CORP. as at December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the three month periods ended December 31, 2000 and 1999, in accordance with standards established by the American Institute of Certified Public Accountants.

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



GREENBERG & COMPANY LLC

Springfield, New Jersey
February 7, 2001

		         MODERN TECHNOLOGY CORP.
	               CONSOLIDATED BALANCE SHEETS

                                        Dec. 31,	June 30,
                                          2000  	  2000
                                      (Unaudited)

	A S S E T S

CURRENT ASSETS
Cash and Cash Equivalents	          $721,313	$663,250
Other Current Assets	                     -0-	   5,000
                                           721,313	 668,250

EQUIPMENT - At Cost	                    15,405	  13,500
Less:  Accumulated Depreciation	           (11,458)	 (11,007)
                                             3,947	   2,493

OTHER ASSETS
Investments, At Cost	                    16,800	  16,800
Investments, At Equity	                   101,009	     -0-
Note Receivable	                               -0-	 100,000
Other Assets	                               503	     563
                                           118,312	 117,363

TOTAL ASSETS	                          $843,572	$788,106


	L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES
Accrued Expenses	                 $ 10,000	$ 10,000
Income Tax Payable	                   17,125	     -0-
  Total Current Liabilities	           27,125	  10,000

MINORITY INTEREST	                      300	     300

STOCKHOLDERS' EQUITY
Common Stock Par Value $.0001
  Authorized:  150,000,000 Shares
  Issued and Outstanding:  20,150,000
    Shares	                            2,015	   2,015
Paid-In Capital	                          495,161	 495,161
Retained Earnings	                  318,971	 280,630
                                          816,147	 777,806

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	                 $843,572	$788,106







See Accountants' Review Report and notes to the financial statements.

	             MODERN TECHNOLOGY CORP.
	CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
	FOR THE PERIOD JULY 1, 1999 TO DECEMBER 31, 2000



                    Common Stock    			                 Total
                                Par			                 Stock-
                    # of	 Value	Paid-In	        Retained	 holders'
                  Shares	$.0001	Capital	        Earnings	 Equity


BALANCES AT
JULY 1, 1999	20,150,000	$2,015	$495,161	$319,846	$817,022

Net Income (Loss)
for the Year Ended
June 30, 2000	          	      	        	 (39,216)	 (39,216)

BALANCES AT
JUNE 30, 2000	20,150,000	 2,015	 495,161	 280,630	 777,806

Net Income (Loss)
for the Three
Months Ended
Dec. 31, 2000	          	      	        	  38,341	  38,341

BALANCES AT
DEC. 31, 2000
(Unaudited)	20,150,000	$2,015	$495,161	$318,971	$816,147
























See Accountants' Review Report and notes to the financial statements.

	                MODERN TECHNOLOGY CORP.
	        CONSOLIDATED STATEMENTS OF OPERATIONS
	                     (Unaudited)


                                             For The Three
                                             Months Ended
                                              December 31,
                                            2000  	  1999

REVENUES

Interest Income	                           $11,944	$ 12,070
                                            11,944	  12,070

EXPENSES

Officers Salaries	                     6,300	   1,800
Realized Loss - Trading Securities	     8,631	     -0-
General and Administrative Expenses	    11,839	  24,140
                                            26,770	  25,940

INCOME (LOSS) BEFORE TAXES	           (14,826)	 (13,870)

Income Tax Expense(Benefit) 	            (5,139)	  (6,762)


NET INCOME (LOSS)	                   $(9,687)	$ (7,108)


NET INCOME (LOSS) PER SHARE	                NIL  	   NIL


NUMBER OF WEIGHTED AVERAGE SHARES
OUTSTANDING                               20,150,000  20,150,000



















See Accountants' Review Report and notes to the financial statements.

	           MODERN TECHNOLOGY CORP.
	   CONSOLIDATED STATEMENTS OF OPERATIONS
	                 (Unaudited)


                                                     For The Six
                                                     Months Ended
                                                      December 31,
                                                  2000  	  1999

REVENUES

Interest Income	                                 $20,945	$ 21,012
Realized Gains - Trading Securities	          50,126	     -0-
Unrealized Gain - Trading Securities	          24,188	     -0-
                                                  95,259	  21,012

EXPENSES

Officers Salaries	  			   8,100	   3,400
Realized Loss - Trading Securities	           8,631	     -0-
General and Administrative Expenses	 	  23,062	  53,191
 						  39,793	  56,591

INCOME (LOSS) BEFORE TAXES	 		  55,466 	 (35,579)

Income Tax Expense(Benefit) 			  17,125 	  (6,723)


NET INCOME (LOSS)			         $38,341 	$(28,856)


NET INCOME (LOSS) PER SHARE	 		   NIL  	   NIL


NUMBER OF WEIGHTED AVERAGE SHARES
OUTSTANDING                                    20,150,000       20,150,000

















See Accountants' Review Report and notes to the financial statements.

				MODERN TECHNOLOGY CORP.
			CONSOLIDATED STATEMENTS OF CASH FLOWS
					(Unaudited)
    									     For The Six
   									     Months Ended
    									      December 31,
  									  2000  	 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)						        $ 38,341      $(28,856)
Adjustments to Reconcile Net
Income to Net Cash Provided By
Operating Activities:
Realized Gain on Investment	 				        (50,126)	   -0-
Realized Loss	  						          8,631	           -0-
Unrealized Gains	 						(24,188)	   -0-
  Depreciation and Amortization	     			                    451	           416
Changes in Assets and Liabilities:
   (Increase) Decrease in Other
  Current Assets	   						  5,000	         3,746
     (Increase) Decrease in Other Assets	     			     60	           -0-
(Increase) Decrease in Deferred Tax	    			            -0-	        (3,533)
(Decrease) Increase in Accrued
      Expenses and Taxes	    					    -0-	       (25,276)
(Decrease) Increase in Income Tax
  Payable	  							  17,125       (38,513)
Net Cash Provided By (Used In)
Operating Activities	  					          (4,706)      (92,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Investment	 			         165,683	    -0-
Purchase of Equipment	  					          (1,905)	    -0-
Purchase of Investment at Equity				        (101,009)	    -0-
Capital Contribution - Minority Interest	    		             -0-	    300
Net Cash Provided By (Used In)
Investing Activities	 					          62,769	    300

Net (Decrease) Increase in Cash
and Cash Equivalents	 					          58,063        (91,716)

Cash and Cash Equivalents,
Beginning of Period	 					         663,250        759,898

CASH AND CASH EQUIVALENTS
END OF PERIOD							        $721,313       $668,182

Supplemental Disclosures of Cash Flow Information
   Cash Paid During Period For:
     				Taxes					$    -0-	$ 40,405
				Interest				$    -0-	$    -0-

Noncash investing and financial transactions
Conversion of notes receivable to
investment								$100,000	$    -0-





See Accountants' Review Report and notes to the financial statements.

				MODERN TECHNOLOGY CORP.
		NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
		  FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
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

BASIS OF PRESENTATION

In April 1999 the Company formed a subsidiary named Excess Materials Inc. (Excess). Excess accounts are included in the consolidated financial statements at December 31, 2000 and June 30, 2000. Modern owns 70% of Excess. Arthur Seidenfeld (Modern's president) owns 10% of Excess, Anne Seidenfeld (Arthur's mother and secretary/treasurer of Modern) owns 10% of Excess and a relative of Mr. Seidenfeld owns 10% of Excess.

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

During the three months ended September 30, 2000, the Company exercised its right to convert the $100,000 convertible note in Omnicomm to 80,000 shares of Omnicomm common stock. The Company sold all of Omnicomm common stock. As of December 31, 2000, the Company holds no Omnicomm common stock.





See Accountants' Review Report.
   								Page 7 of 10


			MODERN TECHNOLOGY CORP.
	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
	 FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
				(Unaudited)
				(Continued)

PROPERTY AND EQUIPMENT, At Cost

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense for the six months ended December 31, 2000 and 1999 was $2,345 and $-0-, respectively.

NOTE 3:	CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash.

The total cash balances are insured by F.D.I.C. up to $100,000 per bank. The Company had cash and cash equivalents balances of $721,313 on deposit with three institutions at December 31, 2000 that exceeded the balance insured by the F.D.I.C. in the amount of $719,372.

NOTE 4:	MARKETABLE SECURITIES

During the quarter ended September 30, 2000, the investment in Omnicomm Systems, Inc. of 32,250 shares was considered a trading security in accordance with Financial Accounting Standard (FAS)

See Accountants' Review Report.
   										Page 8 of 10


			MODERN TECHNOLOGY CORP.
	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
	  FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
				(Unaudited)
				(Continued)

115. Omnicomm shares are traded on the NASD over the counter bulletin board system. The cost of these shares was $40,312. During the quarter ended September 30, 2000, the total unrealized gain was $24,188. During the quarter ended December 31, 2000, Modern sold the remaining shares of Omnicomm.

NOTE 5:	INVESTMENT IN EQUITY SECURITIES (At Cost)

Investments in Non Marketable Equity Securities consist of the
following:			 	Dec. 31,	June 30,
  					2000  	         2000
Investment in 360,000
restricted shares in
Daine Industries, Inc.		         $15,900	$15,900

Investments in other
restricted securities	   	             900	    900
					 $16,800	$16,800

NOTE 6:	INVESTMENT IN EQUITY SECURITIES (At Equity)

Investments in Non Marketable Equity Securities consist of the following:
					Dec. 31	        June 30,
  					2000  	         2000
Investment in 20% of total
shares in Scientio Inc.		        $101,009	 $-0-
					$101,009	 $-0-

Since Modern owns 20% of Scientio Inc., the investment is accounted for under the equity method. Operations of Scientio Inc. have not started and there have been no adjustments for the equity in earnings or losses in Scientio.

NOTE 7:	INCOME TAX EXPENSE (BENEFIT)

The provision for income taxes is comprised of the following:
					12/31/00	12/31/99
  Current				$17,125	        $   405
  Deferred	   			    -0- 	  (7,128)
					$17,125	         $(6,723)

The provision for income taxes differs from the amount computed by applying the statutory federal income rate as follows:
					12/31/00	12/31/99
  Expected statutory amount	         $10,131	 $   -0-
  Net operating loss	  	             -0- 	  (7,128)
  Unrealized gains	  	             -0-	     -0-
  State income taxes, net
   of federal benefit	  	           6,994	     405
					 $17,125 	 $(6,723)




See the Accountants' Review Report.		          Page 9 of 10


	MODERN TECHNOLOGY CORP.
	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
	FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
	(Unaudited)
	(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards. The deferred tax assets at December 31, 2000 and June 30, 2000 relate to Excess, the Company's 70% owned subsidiary.
 Since the accounts of Excess are not allowed to be consolidated with Modern for tax purposes and Excess has generated losses since inception, the deferred tax assets associated with these losses have been fully reserved in the valuation allowance.

The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

					12/31/00	  6/30/00
Deferred tax assets:
  Net operating loss
   carry forwards			$18,000	          $18,000
  Valuation allowance		        (18,000)	  (18,000)
  Net deferred tax (assets)	         $   -0-	  $   -0-

The current net operating loss of approximately $39,000, which emanates from Excess, expires in the year ended June 30, 2020. The tax benefit has been fully reserved due to a lack of consistent operating profitability.

NOTE 8:	POSTRETIREMENT BENEFITS

The company does not maintain any employee benefits currently. The company does not maintain a plan for any postretirement employee benefits, therefore, no provision was made under FAS's 106 and 112.

NOTE 9:	RELATED PARTY TRANSACTIONS

Arthur Seidenfeld, President and a director of the Company, owns 14.5% of the outstanding shares of Daine Industries, Inc. Anne Seidenfeld, Treasurer, Secretary and a director of the Company, owns approximately 8% of the outstanding shares of Daine Industries, Inc. Anne Seidenfeld is Arthur Seidenfeld's mother. There were no related party transactions.

NOTE 10:  INTERIM FINANCIAL REPORTING

The unaudited financial statements of the Company for the period July 1, 2000 to December 31, 2000 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.




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

During the six months ended December 31, 2000, the Registrant had net income of $38,341 as compared with a net loss of $28,856 during the six months ended December 31, 1999. For the six months ended December 31, 2000, total revenues amounted to $95,259, as compared with total revenues of $21,012 generated during the six months ended December 31, 1999. Expenses for the six months ended December 31, 2000 amounted to $39,793, as compared with total expenses of $56,591 for the six months ended December 31, 1999. During the six months ended December 31, 2000, the Registrant generated gains from the sale of Omnicomm Systems, Inc. shares amounting to $74,314 which resulted in the gain for the six month period mentioned in 2000. The loss generated during the six months ended December 31, 1999 can be attributed to expenses related to the Registrant's subsidiary, Excess Materials Inc. General and administrative expenses for the six months ended December 31, 2000 can be attributed primarily to legal and accounting fees.

During the six months ended December 31, 2000, the Registrant's treasurer-secretary, Anne Seidenfeld, received a salary of $3,600. During the six months ended December 31, 1999, she received a salary of $3,400. The Registrant's president, Arthur Seidenfeld received a salary of $4,500 for the six months ended December 31, 2000 and no salary for the six months ended December 31, 1999. The cash and cash equivalent balances along with holdings of U.S. Treasury Obligations of the Company as of December 31, 2000 and June 30, 2000 were $721,313 and $663,250 respectively.

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

During February 1999, the Registrant purchased a $100,000 convertible note in Omnicomm. The note carries a 10% interest rate and is convertible at the Registrant's option into 80,000 shares of Omnicomm (exercisable at $1.25 each). A private placement of notes of Omnicomm was completed raising approximately $800,000. A majority of the noteholders can demand registration of the shares accompanying these notes. The notes mature on June 30, 2004. Omnicomm announced the closing of a private placement of Preferred Convertible shares totaling $4.1 million. Omnicomm will use the capital to fund global market development and technology investment/acquisition. The note was converted into 80,000 shares of Omnicomm. As of December 31, 2000, the Registrant sold all 80,000 shares of Omnicomm.

The Registrant has signed an agreement on December 8, 2000 to invest $188,500 in exchange for 403,000 shares of Scientio Inc., ("Scientio") a United Kingdom based development stage company engaged in developing a line of software products (XML products). The shares received by the Registrant represents a 20% ownership interest in Scientio. Scientio is a newly formed U.S. company established in the state of Delaware with operations conducted in the United Kingdom. Scientio has not generated any revenues from its inception (in December 2000) through December 31, 2000.

As part of the agreement, Scientio intends to register the shares owned by the Registrant under the Securities Act, for distribution and trading. Upon the effective date of the proposed Registration Statement, the Registrant intends to distribute its 403,000 share position in Scientio to its shareholders in a transaction similar to the Omnicomm distribution discussed earlier in this management's discussion. The Registrant will cover registration costs and expenses in connection with the preparation and filing of the proposed registration statement of the Scientio shares.

The investment of $188,500 by the Registrant will be used by Scientio to complete and test its initial XML software products and enable Scientio to begin a marketing program. The proposed XML Miner and XML Rule products are targeted to software developers as they relate to the field of data mining. Through December 31, 2000, the Registrant has invested $100,000 with the remaining $88,500 to be paid within 4-6 months of the date of the agreement. No assurances can be given that Scientio's XML software products will be successfully received by software developers worldwide.



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


	MODERN TECHNOLOGY CORP.


	By: Arthur J. Seidenfeld
	President, Chief Executive and
	Chief Financial Officer
	February 10, 2001