Form 10-Q
period 2001-03-31
MODERN TECHNOLOGY CORP
filed 2001-05-11
CIK 711422

SECURITIES AND EXCHANGE COMMISSION
		    Washington, D.C. 20549

			FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended March 31, 2001 or

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
















		MODERN TECHNOLOGY CORP.

		FINANCIAL STATEMENTS

		MARCH 31, 2001










	I N D E X





						Page



CONSOLIDATED BALANCE SHEETS			 1


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	 2


CONSOLIDATED STATEMENTS OF OPERATIONS	 	3-4


CONSOLIDATED STATEMENTS OF CASH FLOWS		 5


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	 6-10


			MODERN TECHNOLOGY CORP.
		      CONSOLIDATED BALANCE SHEETS

						March 31,	June 30,
  						  2001  	  2000
                                               (Unaudited)

	A S S E T S

CURRENT ASSETS
Cash and Cash Equivalents	                 $594,844	$663,250
Other Current Assets	     			     -0-	   5,000
 						  594,844	 668,250

EQUIPMENT - At Cost	                           15,405 	  13,500
Less:  Accumulated Depreciation	 		  (11,731)	 (11,007)
   						    3,674	   2,493

OTHER ASSETS
Investments, At Cost	 			  116,800	  16,800
Investments, At Equity	 			  101,009	     -0-
Note Receivable	    				      -0-	 100,000
Other Assets	   				      443	     563
						  218,252	 117,363

TOTAL ASSETS					 $816,770	$788,106


	L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES
Accrued Expenses				 $  5,000	$ 10,000
Income Tax Payable	   			    8,227	     -0-
  Total Current Liabilities	  		   13,227	  10,000

MINORITY INTEREST	     			      300	     300

STOCKHOLDERS' EQUITY
Common Stock Par Value $.0001
  Authorized:  150,000,000 Shares
  Issued and Outstanding:  20,150,000
    Shares	  				    2,015	   2,015
Paid-In Capital	 				  495,161	 495,161
Retained Earnings				  306,067	 280,630
                                                  803,243	 777,806

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	 $816,770	$788,106

		MODERN TECHNOLOGY CORP.
	CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
	FOR THE PERIOD JULY 1, 1999 TO MARCH 31, 2001



  			Common Stock		    			  Total
  				Par					  Stock-
  		 # of	 	Value	Paid-In		Retained	holders'
  		Shares		$.0001	Capital		Earnings	 Equity


BALANCES AT
JULY 1, 1999	20,150,000	$2,015	$495,161	$319,846	$817,022

Net Income (Loss)
for the Year Ended
June 30, 2000	          	      	        	 (39,216)	 (39,216)

BALANCES AT
JUNE 30, 2000	20,150,000	 2,015	 495,161	 280,630	 777,806

Net Income (Loss)
for the Nine
Months Ended
March 31, 2001	          	      	        	  25,437	  25,437

BALANCES AT
MARCH 31, 2001
(Unaudited)	20,150,000	$2,015	$495,161	$306,067	$803,243

		MODERN TECHNOLOGY CORP.
	CONSOLIDATED STATEMENTS OF OPERATIONS
			(Unaudited)


   					     For The Three
  					      Months Ended
     					        March 31,
  					   2001  	  2000

REVENUES

Interest Income				$  9,540	$ 9,929
  					   9,540	  9,929

EXPENSES

Officers Salaries	                   8,459	  1,800
Realized Loss - Trading Securities	     -0-	    -0-
General and Administrative Expenses	  21,951	 10,074
                                          30,410	 11,874

INCOME (LOSS) BEFORE TAXES	         (20,870)	 (1,945)

Income Tax Expense (benefit) 	          (7,966)	  4,584


NET INCOME (LOSS)	                $(12,904)	$(6,529)


NET INCOME (LOSS) PER SHARE	           NIL  	   NIL


NUMBER OF WEIGHTED AVERAGE SHARES
OUTSTANDING                             20,150,000     20,150,000

	       MODERN TECHNOLOGY CORP.
	CONSOLIDATED STATEMENTS OF OPERATIONS
	            (Unaudited)


  						 For The Nine
  						 Months Ended
    						  March 31,
 					    2001  	  2000

REVENUES

Interest Income				$ 30,485	$ 30,941
Realized Gains - Trading Securities	  50,126	     -0-
Unrealized Gain - Trading Securities	  24,188	     -0-
 				         104,799	  30,941

EXPENSES

Officers Salaries	                  16,559	   5,200
Realized Loss - Trading Securities	   8,631	     -0-
General and Administrative Expenses	  45,013	  63,265
                                          70,203	  68,465

INCOME (LOSS) BEFORE TAXES	          34,596 	 (37,524)

Income Tax Expense (benefit)	           9,159 	  (2,139)


NET INCOME (LOSS)	                $ 25,437 	$(35,385)


NET INCOME (LOSS) PER SHARE	            NIL   	   NIL


NUMBER OF WEIGHTED AVERAGE SHARES
OUTSTANDING                             20,150,000     20,150,000

		MODERN TECHNOLOGY CORP.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
			(Unaudited)
   						 For The Nine
   						 Months Ended
     						  March 31,
  						  2001  	  2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)				$ 25,437	$(35,385)
Adjustments to Reconcile Net
Income to Net Cash Provided By
Operating Activities:
Realized Gain on Investment	 		 (50,126)	     -0-
Realized Loss	  				   8,631	     -0-
Unrealized Gains	 			 (24,188)	     -0-
  Depreciation and Amortization	    		     724	     624
Changes in Assets and Liabilities:
   (Increase) Decrease in Other
  Current Assets	   			   5,000	  17,412
     (Increase) Decrease in Other Assets	     120	     -0-
(Increase) Decrease in Deferred Tax	     	     -0-	  (2,544)
(Decrease) Increase in Accrued
      Expenses and Taxes	  		  (5,000)	 (37,326)
(Decrease) Increase in Income Tax
  Payable	  				   8,227	 (38,513)
Net Cash Provided By (Used In)
Operating Activities	 			 (31,175)	 (95,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Investment	 	 165,683	     -0-
Purchase of Equipment	 			  (1,905)	     -0-
Purchase of Investment at Equity		(201,009)	     -0-
Capital Contribution - Minority Interest	     -0-	     300
Net Cash Provided By (Used In)
Investing Activities	                         (37,231)	     300

Net (Decrease) Increase in Cash
and Cash Equivalents	                         (68,406)	 (95,432)

Cash and Cash Equivalents,
Beginning of Period				 663,250	 759,898

CASH AND CASH EQUIVALENTS
END OF PERIOD					$594,844	$664,466

Supplemental Disclosures of Cash Flow Information
   Cash Paid During Period For:
     	Taxes					$    932	$ 40,405
	Interest				$    -0-	     -0-

Noncash investing and financial transactions
Conversion of notes receivable to
investment					$100,000	$    -0-

		MODERN TECHNOLOGY CORP.
	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
	FOR THE NINE MONTHS ENDED MARCH 31, 2001
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

BASIS OF PRESENTATION

In April 1999 the Company formed a subsidiary named Excess Materials Inc. (Excess). Excess accounts are included in the consolidated financial statements at March 31, 2001 and June 30, 2000. Modern owns 70% of Excess. Arthur Seidenfeld (Modern's president) owns 10% of Excess, Anne Seidenfeld (Arthur's mother and secretary/treasurer of Modern) owns 10% of Excess and a relative of Mr. Seidenfeld owns 10% of Excess.

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

During the three months ended September 30, 2000, the Company exercised its right to convert the $100,000 convertible note in Omnicomm to 80,000 shares of Omnicomm common stock. The Company sold all of Omnicomm common stock. As of March 31, 2001, the Company holds no Omnicomm common stock.

		MODERN TECHNOLOGY CORP.
	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
	FOR THE NINE MONTHS ENDED MARCH 31, 2001
		(Unaudited)
		(Continued)

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense for the nine months ended March 31, 2001 and 2000 was $2,345 and $- 0-, respectively.

NOTE 3:	CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash.

At March 31, 2001 and June 30, 2000, the Company had deposits in various financial institutions totaling a bank balance of $696,608 and $663,250, respectively. Of the bank balance, up to $100,296 and $1,889 was covered by federal depository insurance. The remaining balance was uninsured and uncollateralized. At times during the year and at March 31, 2001 and June 30, 2000, the Company had funds on deposit with banks that were uninsured and uncollateralized, as a result, funds are at risk of loss. The Company has not experienced any losses in such accounts and believes they are not exposed to any significant credit risk on cash and cash equivalents. The carrying amount of these deposits in the accompanying financial statements was $594,844 and $663,250 at March 31, 2001 and June 30, 2000 respectively.

		MODERN TECHNOLOGY CORP.
	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
	FOR THE NINE MONTHS ENDED MARCH 31, 2001
		(Unaudited)
		(Continued)

NOTE 4:	MARKETABLE SECURITIES

During the quarter ended September 30, 2000, the investment in Omnicomm Systems, Inc. of 32,250 shares was considered a trading security in accordance with Financial Accounting Standard (FAS)115.
 Omnicomm shares are traded on the NASD over the counter bulletin board system. The cost of these shares was $40,312. During the quarter ended September 30, 2000, the total unrealized gain was $24,188. During the quarter ended December 31, 2000, Modern sold the remaining shares of Omnicomm.

NOTE 5:	INVESTMENT IN EQUITY SECURITIES (At Cost)

Investments in Non Marketable Equity Securities consist of the
following:		March 31,	June 30,
 			  2001  	  2000
Investment in 360,000
restricted shares in
Daine Industries, Inc.	 $15,900	$15,900

Investment in 5% of total
shares in Interactive
Medicine Inc	         100,000	  -0-

Investments in other
restricted securities	     900	    900
		        $116,800	$16,800

NOTE 6:	INVESTMENT IN EQUITY SECURITIES (At Equity)

Investments in Non Marketable Equity Securities consist of the following:

			 March 31	June 30,
 			   2001  	  2000
Investment in 20% of total
shares in Scientio Inc.	  $101,009	 $-0-


Since Modern owns 20% of Scientio Inc. the investment is accounted for under the equity method. Operations of Scientio Inc. have not started and there have been no adjustments for the equity in earnings or losses in Scientio.

NOTE 7:	INCOME TAX EXPENSE (BENEFIT)

The provision for income taxes is comprised of the following:

		 3/31/01	3/31/00
  Current	  $9,159	$   405
  Deferred	     -0- 	 (2,544)
                  $9,159	$(2,139)

		MODERN TECHNOLOGY CORP.
	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
	FOR THE NINE MONTHS ENDED MARCH 31, 2001
			(Unaudited)
			(Continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income rate as follows:

			         3/31/01	3/31/00
  Expected statutory amount	  $5,604	 $   -0-
  Net operating loss	             -0- 	  (2,544)
  Unrealized gains	             -0-	     -0-
  State income taxes, net
   of federal benefit	           3,555	     405
                                  $9,159 	 $(2,139)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards. The deferred tax assets at March 31, 2001 and June 30, 2000 relate to Excess, the Company's 70% owned subsidiary. Since the accounts of Excess are not allowed to be consolidated with Modern for tax purposes and Excess has generated losses since inception, the deferred tax assets associated with these losses have been fully reserved in the valuation allowance.

The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                              3/31/01	          6/30/00
Deferred tax assets:
  Net operating loss
   carry forwards	        $18,000	          $18,000
  Valuation allowance	        (18,000)	  (18,000)
  Net deferred tax (assets)	$   -0-	          $   -0-

The current net operating loss of approximately $39,000, which emanates from Excess, expires in the year ended June 30, 2020. The tax benefit has been fully reserved due to a lack of consistent operating profitability.

NOTE 8	POSTRETIREMENT BENEFITS

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

	          MODERN TECHNOLOGY CORP.
	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
	FOR THE NINE MONTHS ENDED MARCH 31, 2001
	               (Unaudited)
	               (Continued)

NOTE 10:	INTERIM FINANCIAL REPORTING

The unaudited financial statements of the Company for the period July 1, 2000 to March 31, 2001 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

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

During March 1999, the Registrant established a subsidiary entitled
Excess Materials, Inc. ("Excess Materials"). Excess Materials is an electronic internet marketplace for corporate buyers and sellers of food commodities, equipment, metals, industrial supplies, animal hides and textile items. Excess Materials will derive revenues from commissions paid by the seller on completed transactions. To date Excess Materials is in the development stage and has not generated any revenues to date.

It offers a business service matching corporate buyers and sellers only. It does not handle sales to individual consumers. Company operations began in May 1999. The Registrant owns 70% of the shares of Excess Materials, and the Registrant's president and treasurer-secretary (Arthur and Anne Seidenfeld) each own 10% of the shares of Excess Materials.

During the nine months ended March 31, 2001, the Registrant had net income of $25,437 as compared with a net loss of $35,385 during the nine months ended March 31, 2000. For the nine months ended March 31, 2001, total revenues amounted to $104,799, as compared with total revenues of $30,941 generated during the nine months ended March 31, 2000. Expenses for the nine months ended March 31, 2001 amounted to $70,203, as compared with total expenses of $68,465 for the nine months ended March 31, 2000. During the nine months ended March 31, 2001, the Registrant generated gains from the sale of Omnicomm Systems, Inc. shares amounting to $74,314 which resulted in the gain for the nine month period mentioned in 2001. The loss generated during the nine months ended March 31, 2000 can be attributed to expenses related to the Registrant's subsidiary, Excess Materials Inc. General and administrative expenses for the nine months ended March 31, 2001 can be attributed primarily to legal and accounting fees.

During the nine months ended March 31, 2001, the Registrant's treasurer-secretary, Anne Seidenfeld, received a salary of $5,400. During the nine months ended March 31, 2000, she received a salary of $5,200. The Registrant's president, Arthur Seidenfeld received a salary of $11,159 for the nine months ended March 31, 2001 and no salary for the nine months ended
 March 31, 2000. The cash and cash equivalent balances along with holdings of U.S. Treasury Obligations of the Company as of March 31, 2001 and June 30, 2000 were $594,844 and $663,250 respectively.

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

During February 1999, the Registrant purchased a $100,000 convertible note in Omnicomm. The note carries a 10% interest rate and is convertible at the Registrant's option into 80,000 shares of Omnicomm (exercisable at $1.25 each). A private placement of notes of Omnicomm was completed raising approximately $800,000. A majority of the noteholders can demand registration of the shares accompanying these notes. The notes mature on June 30, 2004. Omnicomm announced the closing of a private placement of Preferred Convertible shares totaling $4.1 million. Omnicomm will use the capital to fund global market development and technology investment/acquisition. The note was converted into 80,000 shares of Omnicomm. As of March 31, 2001, the Registrant sold all 80,000 shares of Omnicomm.

The Registrant has signed an agreement on December 8, 2000 to invest $188,500 in exchange for 403,000 shares of Scientio Inc., ("Scientio") a United Kingdom based development stage company engaged in developing a line of software products (XML products). The shares received by the Registrant represents a 20% ownership interest in Scientio. Scientio is a newly formed U.S. company established in the state of Delaware with operations conducted in the United Kingdom. Scientio has not generated any revenues from its inception (in December 2000) through March 31, 2001.

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

The investment of $188,500 by the Registrant will be used by Scientio to complete and test its initial XML software products and enable Scientio to begin a marketing program. The proposed XML Miner and XML Rule products are targeted to software developers as they relate to the field of data mining. Through March 31, 2001, the Registrant has invested $101,009 with the remaining $87,491 to be paid within 4-6 months of the date of the agreement. No assurances can be given that Scientio's XML software products will be successfully received by software developers worldwide.





The Registrant has signed an agreement on March 19, 2001 to invest
$100,000 - in exchange for 790,604 shares of Interactive Medicine, Inc. ("Interactive"), a Florida based development stage company engaged in the healthcare Internet business. Interactive aggregates medical opinion leaders, physician peer groups, shared content and commerce into specific web based communities, each a Healthcare Channel. With its proprietary technology, consisting of a set of Internet-based connectivity tools and solutions, it hopes to become one of the premier medical specialty networks used by doctors and other healthcare providers. For its most recent fiscal year, Interactive generated revenues of $90,925 with a net loss of $420,969. The 790,604 shares of Interactive held by the Registrant represents a 5% ownership interest in Interactive.

As part of the agreement, Interactive intends to register the shares owned by the Registrant under the Securities Act, for distribution and trading. Upon the effective date of the proposed Registration Statement, the Registrant intends to distribute its 790,604 share position in Interactive to its shareholders in a transaction similar to the Omnicomm distribution and the Scientio distribution discussed earlier in this management's discussion. The $100,000 the Registrant has invested in Interactive will be used by Interactive to cover registration costs and expenses in connection with the preparation and filing of the proposed registration statement of the Interactive shares, with any funds not spent for registration procedures to be used by Interactive for working capital purposes.

There is a clause in the agreement with Interactive which takes effect after 1 year of the filing of a registration statement. If the registration statement is not declared effective within one year of its filing management of Interactive has the right to terminate the agreement, receive back the 790,604 shares held by the Registrant and return the $100,000 - invested by the Registrant.

On March 9,2001, Lite King Corp ("Lite King") through a wholly owned subsidiary acquired all of the assets and subsidiaries of National Cabling Services, Inc. (National Cabling"). At the completion of the merger, shareholders of National Cabling received 5,149,029 shares of Lite King. Upon signing the merger agreement, the officers and directors of Lite King resigned (the same officers and directors of the Registrant), and were replaced by officers and directors of National Cabling. National Cabling's principal business activity is the design and installation of cabling for computer networks (fiberoptic). The Registrant owns 719,971 share of Lite King.






















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


	MODERN TECHNOLOGY CORP.


	By: Arthur J.  Seidenfeld
	President, Chief Executive and
	Chief Financial Officer
	May 5, 2001