Form 10-K
period 2001-06-30
MODERN TECHNOLOGY CORP
filed 2001-09-25
CIK 711422

Washington, D.C. 20549

                           Form 10-K


      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES ACT OF 1934 (Fee Required)


For The Fiscal Year Ended June 30, 2001
Commission File #2-80891-NY


                    MODERN TECHNOLOGY CORP.

      (Exact Name of Registrant as Specified in its Charter)


Nevada                                                11-2620387

(State or other jurisdiction of                  (I.R.S. Employer
Incorporation or Organization)                  Identification Number)


      461 Beach 124 Street  Belle Harbor, NY 11694

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

As of September 10, 2001, there was no aggregate market value of the voting stock held by non-affiliates of the Registrant due to the fact that there was no trading market in the shares of the Registrant.

The Number of Shares Outstanding of the Registrant at September 10, 2001 was 20,150,000.


                          PART 1

1.  Business

The Registrant is engaged in aiding prospective clients in obtaining financing and in providing managerial services to client companies. During the year ended June 30, 2001 the Registrant added two new clients for consulting services.

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

The Registrant has signed an agreement on December 8, 2000 to invest up to $238,500 in exchange for 403,000 shares of Scientio Inc., ("Scientio") a United Kingdom based development stage company engaged in developing a line of software products (XML products). The shares received by the Registrant represents a 20% ownership interest in Scientio. Scientio is a newly formed U.S. company established in the state of Delaware with operations conducted in the United Kingdom. Scientio has not generated any revenues from its inception (in December 2000) through June 30. 2001.
As part of the agreement, Scientio intends to register the shares owned by the Registrant under the Securities Act, for distribution and trading. Upon the effective date of the proposed Registration Statement, the Registrant intends to distribute its 403,000 share position in Scientio to its shareholders in a transaction similar to the Omnicomm distribution discussed earlier in this management's discussion. The Registrant will cover registration costs and expenses in connection with the preparation and filing of the proposed registration statement of the Scientio shares.
An investment of $188,500 by the Registrant will be used by Scientio to complete and test its initial XML software products and enable Scientio to begin a marketing program. The proposed XML Miner and XML Rule products are targeted to software developers as they relate to the field of data mining. Through June 30, 2001, the Registrant has invested $209,109. The Registrant's portion of its investment in Scientio treated as goodwill is being amortized over a three year period. In the consolidated statement of operations for the year ended June 30, 2001, the Registrant has recorded goodwill amortized amounting to $27,881 and has recorded its share of Scientio's loss amounting to $15,314. On the consolidated balance sheet at June 30, 2001, part of the Registrant's investment in Scientio has been carried as Goodwill - $139,406. No assurances can be given that Scientio's XML software products will be successfully received by software developers worldwide.
The Registrant has signed an agreement on March 19, 2001 to invest $100,000 - in exchange for 790,604 shares of Interactive Medicine, Inc. ("Interactive"), a Florida based development stage company engaged in the healthcare Internet business. Interactive aggregates medical opinion leaders, physician peer groups, shared content and commerce into specific web based communities, each a Healthcare Channel. With its proprietary technology, consisting of a set of Internet-based connectivity tools and solutions, it hopes to become one of the premier medical specialty networks used by doctors and other healthcare providers. For its most recent fiscal year, Interactive generated revenues of $90,925 with a net loss of $420,969. The 790,604 shares of Interactive held by the Registrant represents a 5% ownership interest in Interactive.
As part of the agreement, Interactive intends to register the shares owned by the Registrant under the Securities Act, for distribution and trading. Upon the effective date of the proposed Registration Statement, the Registrant intends to distribute its 790,604 share position in Interactive to its shareholders in a transaction similar to the Omnicomm distribution and the Scientio distribution discussed earlier in this management's discussion. The $100,000 the Registrant has invested in Interactive will be used by Interactive to cover registration costs and expenses in connection with the preparation and filing of the proposed registration statement of the Interactive shares, with any funds not spent for registration procedures to be used by Interactive for working capital purposes.
There is a clause in the agreement with Interactive which takes effect after 1 year of the filing of a registration statement. If the registration statement is not declared effective within one year of its filing management of Interactive has the right to terminate the agreement, receive back the 790,604 shares held by the Registrant and return the $100,000 - invested by the Registrant.
During March 1999, the Registrant established a subsidiary entitled Excess Materials, Inc. ("Excess Materials"). Excess Materials is an electronic internet marketplace for corporate buyers and sellers of industrial supplies, equipment, metals, animal hides and textile items. Excess Materials derives its revenues from commissions paid by the seller on completed transactions. For the year ended June 30, 2001 Excess did not generate any revenues and at June 30, 2001 it had approximately
620 registered members. Excess plans to restructure its operations to generate revenues from charging future members an annual fee as compared to a commission on completed transactions.

On March 9,2001, Lite King Corp ("Lite King") through a wholly owned subsidiary acquired all of the assets and subsidiaries of National Cabling Services, Inc. (National Cabling"). At the completion of the merger, shareholders of National Cabling received 5,149,029 shares of Lite King. Upon signing the merger agreement, the officers and directors of Lite King resigned (the same officers and directors of the Registrant), and were replaced by officers and directors of National Cabling. National Cabling's principal business activity is the design and installation of cabling for computer networks (fiberoptic). The Registrant owns 719,971 shares of Lite King.

Presently, the Registrant is seeking out joint venture candidates and companies for which it can aid in providing financing and managerial services although no assurances can be given that the Registrant will be successful in gaining new clients in the near future.



During the fiscal year ended June 30, 2001, the Registrant has generated a net loss of $27,996. Its revenue for the year ended June 30, 2001 was derived from interest income of $35,517 and gain on securities sales (sale of Omnicomm System shares) of $65,683. The Registrant's revenues of $101,200 for the year ended June 30, 2001 has been offset by the following expenses: Officers' salaries of $26,660, general and administrative expenses, consisting of those generated by the Registrant's 70% owned subsidiary Excess Materials Inc and salaries to officers (total of $54,745), goodwill amortization of the investment in Scientio of $27,881 and equity in loss of affiliate -Scientio Inc $15,314.
There was also income tax expense of $4,596 generated. For the year ended June 30, 2000, the Registrant generated a net loss of $39,216 which can be attributed primarily to expenses generated by the Registrant's 70% owned subsidiary, Excess Materials Inc.

Item 2.  Properties.

As of June 30, 2001, the Registrant owned no property.  The
Registrant utilizes some space in the home of Arthur and Anne
Seidenfeld, treasurer and president of the Registrant.

Item 3.  Legal Proceedings.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

      PART II

Item 5.      Market for Registrant's Common Equity and Related
Stockholders Matters.

During the past three fiscal years there was no market for the shares of the Registrant.

Number of Shareholders - 377 shareholders of record of 9/10/01.

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


Item 6.      Selected Financial Data

                              For the Year ended June 30,
                      2001       2000     1999      1998       1997

Total Revenues      $101,200  $ 43,812  $266,984  $102,991   $72,985
Operating Income
(Loss) before tax    (23,400)  (42,326)  144,323    28,160     6,388
Net Income (Loss)    (27,996)  (39,216)  103,105    16,198    11,925
Net Income (Loss)
 per share               NIL      NIL       $.01       NIL      NIL
Total Assets         759,174   788,106   902,861   752,417   731,238
Long Term Debt           -0-       -0-       -0-       -0-       -0-
Dividends                -0-       -0-    30,300       -0-       -0-

Item 7.      Management's Discussion and Analysis of Results of
Operations.

During the fiscal year ended June 30, 2001, the Registrant had generated a net loss of $27,996. Its revenues for the year ended
June 30, 2001 was derived from interest income of $35,517 and gain on securities sales (sale of shares in Omnicomm Systems) of $65,683. The Registrant's revenues of $101,200 has been offset by the following: officers' salaries of $26,660, general and administrative expenses(consisting of expenses generated by the Registrant's 70% owned subsidiary, Excess Materials, Inc and accounting and legal expenses) of $54,745, equity in a loss by Scientio Inc. of $15,314 (the Registrant has a 20% ownership interest in Scientio Inc.), and goodwill amortization of the investment in Scientio of $27,881. During the fiscal year, income tax expense generated amounted to $4,596.

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

For the year ended June 30, 2001 Excess Materials did not generate any revenues. At June 30, 2001 Excess Materials had approximately 600 registered members.

At June 30, 2001 the Registrant's total assets amounted to $759,174 and as compared with $788,106 at June 30, 2000. At June
30, 2001, stockholders' equity amounted to $749,810, as compared with $777,806 at June 30, 2000.

Item 8.      Financial Statements.

Attached.

Item 9.      Changes In and Disagreement With Accountants on
Accounting and Financial Disclosure.

None.


      PART III

Item 10.      Directors and Executive Officers.

The executive officers and directors of the Registrant are as follows:

Name                  Age      Title                  Term Expires

Arthur Seidenfeld      50      President and             Next Annual
                               Director                   Meeting
Anne Seidenfeld        88      Treasurer, Secretary      Next Annual
                               and Director               Meeting
Gerald Kaufman         60      Director                  Next Annual
                                                          Meeting

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

He is also president and director of Daine Industries, Inc., a publicly traded company and was president and director of Lite King Corp, a public reporting company from February 1989 until March 2001 when Lite King Corp merged with National Cabling Services Inc.
 He was also president and director of Davin Enterprises, Inc. (a publicly traded company that went public in Sept. 1987) from 1987 until December 1997 when Davin merged with Creative Masters International Inc., a manufacturer of replica cars. From July 1994 until April 1997, he was also treasurer-secretary of Soft Sail Wind Power Inc., a newly established company engaged in wind energy research and development activities. Since December 1996 until December 1998, he was president and director of Coral Development Corp., a public company which merged with Omnicomm Systems Inc., a company engaged in the computer software/internet field. He is president of Excess Materials, Inc., a 70% owned subsidiary of the Registrant engaged in the internet commerce field and is secretary and a director of Scientio Inc., a software development company.

Anne Seidenfeld, Treasurer, Secretary and Director, received her diploma from Washington Irving High School, New York City, in 1931. Mrs. Seidenfeld is the Treasurer, Secretary and Director of Daine Industries, Inc. She is treasurer and secretary of Excess Materials Inc. She was treasurer, secretary and director of Coral Development Corp from December 1996 to December 1998 and was Treasurer, Secretary and Director of Davin Enterprises Inc. from 1987 until December 1997. She was treasurer and Director of Lite King Corp until March 2001 when Lite King Corp merged with National Cabling Services Inc.



Gerald Kaufman, Director, has been a practicing attorney for over thirty years. He has served as a director of the Registrant, along with being a director of Daine Industries Inc. since 1990 and a director of Lite King Corp from 1998 until March 2001. He has also been a director of American Mayflower Life Insurance Co. since 1973.

Arthur Seidenfeld is the son of Anne Seidenfeld.

Item 11.      Management Executive Compensation.

During the fiscal year ended June 30, 2001, management salaries were as follows:

Anne Seidenfeld - Treasurer-Secretary  $7,200
Arthur Seidenfeld - President         $19,460

During the year ended June 30, 2000, Anne Seidenfeld, pursuant to an oral agreement with the Company earned $7,000 as an annual salary. Arthur Seidenfeld, the Registrant's president did not earn any salary during the year ended June 30, 2000.

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

      MODERN TECHNOLOGY CORP.
      INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
      FILED WITH THE ANNUAL REPORT OF THE COMPANY
      ON FORM 10-K

ITEM 14 - EXHIBITS

Financial Statements and Schedules and Reports on Form 8-K.

ACCOUNTANT'S REPORT
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2001 AND JUNE 30, 2000 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD JULY
   1, 1998 TO  JUNE 30, 2001
CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED JUNE 30,
  2001, 2000 AND 1999
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED JUNE 30,
  2001, 2000 AND 1999
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


                        MODERN TECHNOLOGY CORP.


                            By           Arthur J. Seidenfeld
                            President, Principal Executive Officer
                            and Principal Financial Officer
                            Dated:       September 20, 2001



Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Name                   Title                       Date


Arthur Seidenfeld      President and Director      September 20, 2001


Anne Seidenfeld        Treasurer, Secretary        September 20, 2001
and Director


Gerald Kaufman         Director                    September 20, 2001

















      MODERN TECHNNOLOGY CORP.

      FINANCIAL STATEMENTS

      JUNE 30, 2001 AND 2000










      I N D E X





                                                        Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS        1


CONSOLIDATED BALANCE SHEETS                               2


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY            3


CONSOLIDATED STATEMENTS OF OPERATIONS                     4


CONSOLIDATED STATEMENTS OF CASH FLOWS                     5


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS            6-12











      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
MODERN TECHNOLOGY CORP.
Belle Harbor, New York


We have audited the accompanying consolidated balance sheets of MODERN TECHNOLOGY CORP. as at June 30, 2001 and 2000 and the related consolidated statements of operations and stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of MODERN TECHNOLOGY CORP. at June 30, 2001 and 2000, and the consolidated results of its operations and cash flows for the three years in the period ended June 30, 2001, in conformity with generally accepted accounting principles.



                                GREENBERG & COMPANY LLC

Springfield, New Jersey
July 20, 2001


                                            Page 1 of 12


                      MODERN TECHNOLOGY CORP.
                    CONSOLIDATED BALANCE SHEETS

                                                      June 30,
                                                 2001          2000

      A S S E T S

CURRENT ASSETS
Cash and Cash Equivalents                      $472,617      $663,250
Other Current Assets                                -0-         5,000
                                                -------       -------
                                                472,617       668,250
                                                -------       -------

EQUIPMENT - At Cost                              15,405        13,500
Less:  Accumulated Depreciation                 (12,005)      (11,007)
                                                 ------        ------
                                                  3,400         2,493
                                                 ------        ------
OTHER ASSETS
Investments, At Cost                            116,800        16,800
Investments, at Equity                           26,508           -0-
Note Receivable                                     -0-       100,000
Other Assets                                        443           563
Goodwill, net                                   139,406           -0-
                                                -------       -------
                                                283,157       117,363
                                                -------       -------

TOTAL ASSETS                                   $759,174      $788,106
                                                =======       =======


      L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES
Accrued Expenses                               $  5,500      $ 10,000
Income Tax Payable                                3,564           -0-
                                                  -----        ------
  Total Current Liabilities                       9,064        10,000
                                                  -----        ------

MINORITY INTEREST                                   300           300
                                                    ---           ---
STOCKHOLDERS' EQUITY
Common Stock Par Value $.0001
  Authorized:  150,000,000 Shares
  Issued and Outstanding:  20,150,000
    Shares                                        2,015         2,015
Paid-In Capital                                 495,161       495,161
Retained Earnings                               252,634       280,630
                                                -------       -------
                                                749,810       777,806
                                                -------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $759,174      $788,106
                                                =======       =======

See accompanying summary of accounting policies and notes to financial statements.


                                                       Page 2 of 12

                  MODERN TECHNOLOGY CORP.
      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD JULY 1, 1998 TO JUNE 30, 2001



                       Common Stock                                       Total
                                    Par                                   Stock-
                       # of       Value        Paid-In        Retained    holders'
                     Shares      $.0001        Capital        Earnings    Equity

BALANCES AT
JULY 1, 1998      20,150,000      $2,015      $495,161       $247,041      $744,217

Dividend
distribution of
Omnicomm Systems
Inc. stock to
Modern Technology
stockholders                                                  (30,300)      (30,300)

Net Income (Loss)
for the Year Ended
June 30, 1999                                                 103,105       103,105
                   ----------       -----       -------       -------       -------
BALANCES AT
JUNE 30, 1999      20,150,000       2,015       495,161       319,846       817,022

Net Income (Loss)
for the Year Ended
June 30, 2000                                                 (39,216)      (39,216)

BALANCES AT        ----------       -----       -------       -------       -------
JUNE 30, 2000      20,150,000       2,015       495,161       280,630       777,806

Net Income (Loss)
for the Year Ended
June 30, 2001                                                 (27,996)      (27,996)

BALANCE AT         ----------       -----       -------       -------       -------
JUNE 30, 2001      20,150,000      $2,015      $495,161      $252,634      $749,810
                   ==========       =====       =======       =======       =======





See accompanying summary of accounting policies and notes to financial statements.

             MODERN TECHNOLOGY CORP.
      CONSOLIDATED STATEMENTS OF OPERATIONS





                                  For The Years Ended June 30,
                                 2001            2000            1999


REVENUES

Interest Income               $   35,517      $   43,812      $   35,834

Gain on Securities Sales          65,683             -0-         231,150
                                 -------          ------         -------
                                 101,200          43,812         266,984
                                 -------          ------         -------
EXPENSES

Officers' Salaries                26,660           7,000          29,575

General and Administrative
  Expenses                        54,745           79,138          65,677

Merger Related Expense                -0-             -0-          27,409

Equity in Loss of Affiliate       15,314              -0-             -0-

Goodwill amortization             27,881              -0-             -0-
                                 -------           ------         -------
                                 124,600           86,138         122,661
                                 -------           ------         -------
INCOME (LOSS) BEFORE TAXES       (23,400)         (42,326)        144,323

Income Tax Expense (Benefit)       4,596           (3,110)         41,218
                                  ------           ------         -------
NET INCOME (LOSS)             $  (27,996)      $  (39,216)     $  103,105
                                  ======           ======         =======
INCOME (LOSS) PER SHARE             NIL              NIL         $   .01
                                  ======           ======         =======
NUMBER OF WEIGHTED AVERAGE
SHARES OUTSTANDING             20,150,000       20,150,000      20,150,000
                               ==========       ==========      ==========




See accompanying summary of accounting policies and notes to financial statements.

               MODERN TECHNOLOGY CORP.
      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  For The Years Ended June 30,
                                               2001          2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                           $(27,996)      $(39,216)      $103,105
Adjustments to Reconcile Net Income
to Net Cash Provided By (Used In)
Operating Activities:
Depreciation & Amortization                    28,879           832            356
Equity in Loss of Affiliate                    15,314            -0-           -0-
Gain on Investments                           (65,683)           -0-      (231,150)
Merger of Subsidiary                               -0-           -0-       (30,300)
Changes in Assets and Liabilities:
Decrease (Increase) in Other Current
Assets                                           5,000        17,360       (22,360)
Decrease (Increase) in Deferred
Registration Costs                                 -0-           -0-        26,007
Decrease (Increase) in Other Assets               120           (85)         ( 213)
 Increase (Decrease) Accrued
  Expenses and Taxes                             (936)       (75,839)        77,639
Net Cash Provided By (Used In)                 ------         ------         ------
Operating Activities                          (45,302)       (96,948)       (76,916)
                                               ------         ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                           (1,905)           -0-         (3,561)
(Purchase) Sale of Securities                  165,683           -0-        239,100
Purchase of Investments                       (309,109)          -0-            -0-
Purchase - Note Receivable                       -0-             -0-       (100,000)
Net Cash (Used In) Provided By                 -------          ----        -------
Investing Activities                          (145,331)          -0-        135,539
                                               -------          ----        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Contribution - Minority Interest           -0-          300             -0-
Net Cash (Used In) Provided By                     ---          ---             ---
Financing Activities                               -0-          300             -0-
                                                   ---          ---             ---
Net Increase (Decrease) in Cash
and Cash Equivalents                          (190,633)       (96,648)       58,623
Cash and Cash Equivalents,
Beginning of Year                              663,250        759,898       701,275
CASH AND CASH EQUIVALENTS,                     -------        -------       -------
END OF YEAR                                   $472,617       $663,250      $759,898
                                               =======        =======       =======
Supplemental Disclosures Of Cash Flow Information
Cash Paid During The Period For:
Taxes                                         $  1,033       $ 40,405      $  2,665
Interest                                      $    -0-       $   -0-       $    -0-

See accompanying summary of accounting policies and notes to financial statements.

                 MODERN TECHNOLOGY CORP.
      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

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

In April 1999 the Company formed a subsidiary named Excess Materials Inc. (Excess). Excess accounts are included in the consolidated financial statements at June 30, 2001, 2000 and 1999.
 Modern owns 70% of Excess. Arthur Seidenfeld (Modern's president) owns 10% of Excess, Anne Seidenfeld (Arthur's mother and secretary/treasurer of Modern) owns 10% of Excess and a relative of Mr. Seidenfeld owns 10% of Excess.

RECLASSIFICATIONS

Certain items from prior periods within the financial statements have been reclassified to conform to current period classifications.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with original maturities of 90 days or less. The carrying amount reported in the accompanying balance sheets approximates fair value.

                MODERN TECHNOLOGY CORP.
      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                     (Continued)


NOTE RECEIVABLE

During the year ended June 30, 1999 the Company purchased a $100,000 convertible note in Omnicomm Systems Inc. (Omnicomm). The note carries a 10% annual interest rate and is convertible at the Company's option into 80,000 shares of Omnicomm common stock. The note matures in 2004. During the three months ended September 30, 2000, the Company exercised its right to convert the $100,000 convertible note in Onmicomm to 80,000 shares of Omnicomm common stock. The Company sold all of Omnicomm common stock. As of June 30, 2001, the Company holds no Omnicomm common stock.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2001, 2000 and 1999 was $2,345, $-0-, and
$-0-, respectively.
                                                      Page 7 of 12






                MODERN TECHNOLOGY CORP.
      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                       (Continued)





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













                                                      Page 8 of 12


                   MODERN TECHNOLOGY CORP.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                         (Continued)


Note 3:      CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash.

At June 30, 2001 and June 30, 2000, the Company had deposits in various financial institutions totaling a bank balance of $592,796 and $663,250, respectively. Of the bank balance, up to $4,127 and $1,889 was covered by federal depository insurance. The remaining balance was uninsured and uncollateralized. At times during the year and at June 30, 2001 and June 30, 2000, the Company had funds on deposit with banks that were uninsured and uncollateralized, as a result, funds are at risk of loss. The Company has not experienced any losses in such accounts and believes they are not exposed to any significant credit risk on cash and cash equivalents. The carrying amount of these deposits in the accompanying financial statements was $472,617 and $663,250 at June 30, 2001 and June 30, 2000 respectively.

NOTE 4:      MARKETABLE SECURITIES

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

During the quarter ended September 30, 2000 the investment in Omnicomm Systems, Inc. of 32,250 shares was considered a trading security in accordance with Financial Accounting Standard (FAS)115. Omnicomm shares are traded on the NASD over the counter bulletin board system. The cost of these shares was $40,312. During the quarter ended September 30, 2000, the total unrealized gain was $24,188. During the quarter ended December 31, 2000, Modern sold the remaining shares of Omnicomm.











                                              Page 9 of 12

                MODERN TECHNOLOGY CORP.
      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED JUNE 30, 2001, AND 2000
                      (Continued)

NOTE 5:      INVESTMENT IN EQUITY SECURITIES (At Cost)

Investments in Non Marketable Equity Securities consist of the following:
                                     June 30,      June 30,
                                       2001          2000
Investment in 360,000
restricted shares in
Daine Industries, Inc.              $ 15,900      $15,900

Investment in 5% of
total shares in Interactive
Medicine Inc.                        100,000          -0-

Investments in other
restricted securities                   900          900
                                    -------       ------
                                   $116,800      $16,800
                                    =======       ======

NOTE 6:      INVESTMENT IN EQUITY SECURITIES (At Equity)

Investments in Non Marketable Equity Securities consist of the following:
                          June 30,      June 30,
                            2001         2000
Investment in 20% of
total shares in
Scientio Inc.             $26,508      $   -0-
                           ------          ---
                          $26,508      $   -0-
                           ======          ===

Since Modern owns 20% of Scientio Inc., the investment is accounted for under the equity method. There were no intercompany transactions between Modern and Scientio. Since the net assets of Scientio were less than Modern's investment, the excess of the pro rata net assets of Scientio was recorded as goodwill of $167,287 at June 30, 2001. Goodwill is being amortized over three years using straight line. Goodwill amortization was $27,881 during the year ended June 30, 2001. The following unaudited information is provided for Scientio as of May 15, 2001, (the most recent information available):

            Total assets              $34,543
            Total liabilities             $49
            (Loss) for the period
            Dec 11, 2000(inception)
            Through May 15, 2001     $(76,569)





                                          Page 10 of 12
                  MODERN TECHNOLOGY CORP.
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                         (Continued)

NOTE 7:      INCOME TAX EXPENSE (BENEFIT)

The provision for income taxes is comprised of the following:
                6/30/01      6/30/00      6/30/99
  Current       $6,633      $   405       $41,218
  Deferred      (2,037)      (3,515)         -0-
                 -----        -----        ------
                $4,596      $(3,110)      $41,218
                 =====        =====        ======
The provision for income taxes differs from the amount computed by applying the statutory federal income rate as follows:
                                6/30/01      6/30/00      6/30/99
  Expected statutory amount      $2,978      $   -0-      $40,513
  Net operating loss             (2,037)      (3,515)         -0-
  State income taxes, net
   of federal benefit             3,655          405          705
                                  -----        -----       ------
                                 $4,596      $(3,110)     $41,218
                                  =====        =====       ======


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards. The deferred tax assets at June 30, 2001 and June 30, 2000 relate to Excess, the Company's 70% owned subsidiary, and the timing differences resulting from the Company's investment accounted for under the equity method. Since the accounts of Excess are not allowed to be consolidated with Modern for tax purposes and Excess has generated losses since inception, the deferred tax assets associated with these losses have been fully reserved in the valuation allowance.

The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                      6/30/01      6/30/00
Deferred tax assets:
  Net operating loss
   carry forwards                      $18,000      $18,000
  Amortization of Intangibles            8,412          -0-
  Investment loss                        4,620          -0-
                                        ------       ------
    Gross deferred tax assets           31,032       18,000
Valuation allowance                    (31,032)     (18,000)
                                        ------       ------
  Net deferred tax assets              $   -0-      $   -0-
                                        ======       ======

The current net operating loss of approximately $39,000 expires in the year ended June 30, 2021. The amortization of intangibles and investment loss result from the accounting treatment required by GAAP for equity method investments. The tax benefits have been fully reserved due to a lack of consistent operating profitability.

                                               Page 11 of 12
                  MODERN TECHNOLOGY CORP.
      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                       (Continued)

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





































                                 Page 12 of 12