Form 10-Q
period 2001-09-30
MODERN TECHNOLOGY CORP
filed 2001-11-08
CIK 711422

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                      FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended September 30, 2001 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from               to

Commission file number 2-80891-NY

                   MODERN TECHNOLOGY CORP.
------------------------------------------------------------
      (Exact Name of Registrant as Specified in its Charter)

Nevada                                   11-2620387
------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer
Incorporation or Organization)          Identification Number)

      P.O. Box 940007, Belle Harbor, New York 11694
------------------------------------------------------------
(Address of Principal Executive Office)           (Zip Code)

                     (718)318-0994
------------------------------------------------------------
      (Registrant's Telephone Number, Including Area Code)

         240 Clarkson Avenue, Brooklyn, New York 11226
------------------------------------------------------------
                (Registrant's Former Address)

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

                              10Q-1













                      MODERN TECHNNOLOGY CORP.

                       FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2001












                       I N D E X





                                                     Page


CONSOLIDATED BALANCE SHEETS                           1


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY        2


CONSOLIDATED STATEMENTS OF OPERATIONS                 3


CONSOLIDATED STATEMENTS OF CASH FLOWS                 4


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS       5-9































                 MODERN TECHNOLOGY CORP.
              CONSOLIDATED BALANCE SHEETS

                                              Sept. 30,
                                                2001           June 30,
                                             (Unaudited)         2001
                                             -----------      ----------

A S S E T S

CURRENT ASSETS
Cash and Cash Equivalents                       $431,938      $472,617
                                                 -------       -------
                                                 431,938       472,617
                                                 -------       -------

EQUIPMENT - At Cost                               15,660        15,405
Less:  Accumulated Depreciation                  (12,278)      (12,005)
                                                  ------        ------
                                                   3,382         3,400
                                                  ------        ------
OTHER ASSETS
Investments, At Cost                             116,800       116,800
Investments, at Equity                            30,524        26,508
Other Assets                                         298           443
Goodwill, net                                    140,193       139,406
                                                 -------       -------
                                                 287,815       283,157
                                                 -------       -------

TOTAL ASSETS                                    $723,135      $759,174
                                                 =======       =======

      L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES
Accrued Expenses                                $  3,700      $  5,500
Income Tax Payable                                   592         3,564
                                                 -------        ------
  Total Current Liabilities                        4,292         9,064
                                                 -------        ------
MINORITY INTEREST                                    300           300
                                                 -------        ------
STOCKHOLDERS' EQUITY
Common Stock Par Value $.0001
  Authorized:  150,000,000 Shares
  Issued and Outstanding:  20,150,000
    Shares                                         2,015         2,015
Paid-In Capital                                  495,161       495,161
Retained Earnings                                221,367       252,634
                                                 -------       -------
                                                 718,543       749,810
                                                 -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $723,135      $759,174
                                                 =======       =======


See accompanying summary of accounting policies and notes to financial statements.
                                                       Page 1 of 9






                 MODERN TECHNOLOGY CORP.
      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD JULY 1, 2000 TO SEPTEMBER 30, 2001



                      Common Stock                                     Total
                                  Par                                  Stock-
                      # of       Value       Paid-In       Retained    holders'
                     Shares      $.0001      Capital       Earnings    Equity
                    ---------     ------      -------      --------    --------

BALANCES AT
JULY 1, 2000        20,150,000    $2,015      $495,161     $280,630    $777,806

Net Income (Loss)
for the Year Ended
June 30, 2001                                               (27,996)    (27,996)
                    ----------     -----       -------     --------     -------
BALANCES AT
JUNE 30, 2001       20,150,000     2,015       495,161      252,634     749,810

Net Income (Loss)
for the Three
Months Ended
September 30, 2001                                          (31,267)    (31,267)
                    ----------     ------      --------    --------    --------

BALANCE AT
SEPTEMBER 30, 2001  20,150,000     $2,015      $495,161    $221,367    $718,543
(Unaudited)         ==========     ======      ========    ========    ========

















See accompanying summary of accounting policies and notes to financial statements.

                     MODERN TECHNOLOGY CORP.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                                 For The Three Months
                                                  Ended September 30,
                                                 2001              2000
                                               -------            ------
REVENUES
Interest Income                             $    3,385        $     9,001

Gain on Securities Sales                           -0-             74,314
                                               -------             ------
                                                 3,385             83,315
EXPENSES                                       -------             ------

Officers' Salaries                               8,095              1,800

  General and Administrative
  Expenses                                       9,897             11,223

Goodwill Amortization                           15,279               -0-
                                                ------             ------
                                                33,271             13,023
                                                ------             ------
INCOME (LOSS) BEFORE TAXES                     (29,886)            70,292

Income Tax Expense (Benefit)                     1,381             22,264
                                                ------             ------
NET INCOME (LOSS)                           $  (31,267)       $    48,028
                                               =======             ======
INCOME (LOSS) PER SHARE - BASIC
  AND DILUTED                                     NIL                NIL
                                                 ====               =====
NUMBER OF WEIGHTED AVERAGE
SHARES OUTSTANDING                           20,150,000          20,150,000
                                             ==========          ==========















See accompanying summary of accounting policies and notes to financial statements.

                        MODERN TECHNOLOGY CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                              For The Three Months
                                               Ended September 30,
                                              2001            2000
                                            ------           ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                         $ (31,267)        $ 48,028
Adjustments to Reconcile Net Income
to Net Cash Provided By (Used In)
 Operating Activities:
 Depreciation & Amortization                 15,552              178
Gain on Investments                            -0-           (74,314)
Changes in Assets and Liabilities:
Decrease (Increase) in Other Current
Assets                                         -0-             5,000
Decrease (Increase) in Other Assets            145                30
Increase (Decrease) Accrued
  Expenses and Taxes                        (4,772)           13,774
  (Decrease) Increase in Deferred Tax
 Liability                                     -0-             8,035
                                           -------            ------
Net Cash Provided By (Used In)
Operating Activities                       (20,342)              731
                                           -------            ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                          (255)              -0-
(Purchase) Sale of Securities                   -0-          109,814
Purchase of Investment                     (20,082)              -0-
                                           -------           -------
Net Cash (Used In) Provided By
Investing Activities                       (20,337)          109,814
                                           -------           -------
Net Increase (Decrease) in Cash
and Cash Equivalents                       (40,679)          110,545
Cash and Cash Equivalents,
Beginning of Year                          472,617           663,250
CASH AND CASH EQUIVALENTS,                 -------          --------
END OF YEAR                              $ 431,938          $773,795
                                           =======           =======
Supplemental Disclosures Of Cash Flow Information
  Cash Paid During The Period For:
    Taxes                                $   1,301          $ 22,264
    Interest                             $     -0-          $    -0-

Noncash investing and financial
 transactions
 Conversion of notes receivable to
 investment                              $     -0-          $100,000



See accompanying summary of accounting policies and notes to financial statements.

                MODERN TECHNOLOGY CORP.
      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                      (Unaudited)



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

BASIS OF PRESENTATION

In April 1999 the Company formed a subsidiary named Excess Materials Inc. (Excess). Excess accounts are included in the consolidated financial statements at September 30, 2001 and June 30, 2000. Modern owns 70% of Excess. Arthur Seidenfeld (Modern's president) owns 10% of Excess, Anne Seidenfeld (Arthur's mother and secretary/treasurer of Modern) owns 10% of Excess and a relative of Mr. Seidenfeld owns 10% of Excess.

RECLASSIFICATIONS

Certain items from prior periods within the financial statements have been reclassified to conform to current period classifications.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying balance sheets approximates fair value.

               MODERN TECHNOLOGY CORP.
      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                    (Unaudited)
                    (Continued)

NOTE RECEIVABLE

During the year ended June 30, 1999 the Company purchased a $100,000 convertible note in Omnicomm Systems Inc. (Omnicomm). The note carries a 10% annual interest rate and is convertible at the Company's option into 80,000 shares of Omnicomm common stock. The note matures in 2004. During the three months ended September 30, 2000, the Company exercised its right to convert the $100,000 convertible note in Omnicomm to 80,000 shares of Omnicomm common stock. The Company sold all of Omnicomm common stock. As of September 30, 2001, the Company holds no Omnicomm common stock.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense for the three months ended September 30, 2001 and 2000 was $-0-, and $1,278, respectively.

                  MODERN TECHNOLOGY CORP.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED September 30, 2001
                        (Unaudited)
                        (Continued)

NOTE 3:      CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash.

At September 30, 2001 and June 30, 2001, the Company had deposits in various financial institutions totaling a bank balance of$433,121 and $592,796, respectively. Of the bank balance, up to $2,947 and $4,127 was covered by federal depository insurance. The remaining balance was uninsured and uncollateralized. At times during the three months ended September 30, 2001 and year ended June 30, 2001, the Company had funds on deposit with banks that were uninsured and uncollateralized, as a result, funds are at risk of loss. The Company has not experienced any losses in such accounts and believes they are not exposed to any significant credit risk on cash and cash equivalents. The carrying amount of these deposits in the accompanying financial statements was $431,938 ad $472,617 at September 30, 2001 and June 30, 2001
respectively.

NOTE 4:      MARKETABLE SECURITIES

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

NOTE 5:      INVESTMENT IN EQUITY SECURITIES (At Cost)

Investments in Non Marketable Equity Securities consist of the following:

                              Sept. 30,           June 30,
                                 2001               2001
                              --------            --------
Investment in 360,000
restricted shares in
Daine Industries, Inc.        $ 15,900             $ 15,900

Investment in 5% of
total shares in Interactive
Medicine Inc.                  100,000              100,000

Investments in other
restricted securities              900                  900
                               -------              -------
                              $116,800             $116,800
                               =======              =======

                  MODERN TECHNOLOGY CORP.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                        (Unaudited)
                        (Continued)


NOTE 6:      INVESTMENT IN EQUITY SECURITIES (At Equity)

Investments in Non Marketable Equity Securities consist of the following:
                        Sept. 30,         June 30
                         2001              2001
                        ---------         --------
Investment in 20% of
total shares in
Scientio Inc.            $ 30,524         $ 26,508
                          -------           ------
                         $ 30,524         $ 26.508
                          =======           ======
Since Modern owns 20% of Scientio Inc., the investment is accounted for under the equity method. There were no intercompany transactions between Modern and Scientio. Since the net assets of Scientio were less than Modern's investment, the excess of the prorata net assets of Scientio was recorded as goodwill of $183,352 and $167,287 at September 30, 2001 and June 30, 2001, respectively. Goodwill is being amortized over three years using straight line. Goodwill amortization was $15,279 for the three months ended September 30, 2001 and $27,881 during the year ended June 30, 2001.
 The following unaudited information is provided for Scientio as of May 15, 2001, (the most recent information available):

Total assets               $34,543
Total liabilities              $49
(Loss) for the period
Dec. 11, 2000 (inception)
Through May 15, 2001      $(76,569)

NOTE 7:      INCOME TAX EXPENSE (BENEFIT)

The provision for income taxes is comprised of the following:
               9/30/01            9/30/00
               --------           -------
  Current       $1,381            $14,229
  Deferred         -0-              8,035
                ------             ------
                $1,381            $22,264
                ======            =======
The provision for income taxes differs from the amount computed by applying the statutory federal income rate as follows:
                                 9/30/01      9/30/00
                                 -------      -------
  Expected statutory amount       $  -0-      $ 5,625
  Net operating loss                 -0-         -0-
  Unrealized gains                   -0-        8,035
  State income taxes, net
   of federal benefit              1,381        8,604
                                  ------      -------
                                  $1,381      $22,264
                                  ======      =======

                       MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                             (Unaudited)
                             (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards. The deferred tax assets at September 30, 2001 and June 30, 2001 relate to Excess, the Company's 70% owned subsidiary,and the timing differences resulting from the Company's investment accounted for under the equity method. Since the accounts of Excess are not allowed to be consolidated with Modern for tax purposes and Excess has generated losses since inception, the deferred tax assets associated with these losses have been fully reserved in the valuation allowance.

The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                   9/30/01              6/30/01
                                   -------              -------
Deferred tax assets:
  Net operating loss
   carry forwards                   $27,500             $18,000
  Amortization of Intangibles        13,022               8,412
  Investment loss                     4,620               4,620
                                     ------              ------
    Gross deferred tax assets        45,142              31,032
Valuation allowance                 (45,142)            (31,032)
                                     ------              ------
  Net deferred tax assets           $   -0-            $   -0-
                                     ======              ======
The accumulated net operating loss of approximately $55,000 expires in the year ended June 30, 2021. The tax benefit has been fully reserved due to a lack of consistent operating profitability.

NOTE 8:      POSTRETIREMENT BENEFITS

The company does not maintain any employee benefits currently. The company does not maintain a plan for any postretirement employee benefits, therefore, no provision was made under FAS's 106 and 112.

NOTE 9:      RELATED PARTY TRANSACTIONS

Arthur Seidenfeld, President and a director of the Company, owns ow 14.5% of the outstanding shares of Daine Industries, Inc. Anne Seidenfeld, Treasurer, Secretary and a director of the Company, ns approximately 8% of the outstanding shares of Daine Industries, Inc. Anne Seidenfeld is Arthur Seidenfeld's mother. There were no related party transactions.

NOTE 10:      INTERIM FINANCIAL REPORTING

The unaudited financial statements of the Company for the period July 1, 2001 to September 30, 2001 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

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

During March 1999, the Registrant established a subsidiary entitled Excess Materials, Inc. ("Excess Materials"). Excess Materials is an electronic internet marketplace for corporate buyers and sellers of food commodities, equipment, metals, industrial supplies, animal hides and textile items. Excess Materials will derive revenues from commissions paid by the seller on completed transactions. To date, Excess Materials is in the development stage.

It offers a business service matching corporate buyers and sellers only. It does not handle sales to individual consumers. Company operations began in May 1999. The Registrant owns 70% of the shares of Excess Materials, and the Registrant's president and treasurer-secretary (Arthur and Anne Seidenfeld) each own 10% of the shares of Excess Materials. Management of the Registrant plans to close down the operations of Excess Materials and liquidate the Company in the near future.

During the three months ended September 30, 2001, the Registrant had net a loss of $31,267 as compared with net income of $48,028 for the three months ended September 30, 2000. For the three months ended September 30, 2001, the Registrant had total revenues of $3,385 as compared with revenues of $83,315 for the three month period ended September 30, 2000.

The net loss for the three months ended September 30, 2001 can be attributed to the following: Officers' salaries of $8,095, general and administrative expenses of $9,897 and goodwill amortization of $15,279 in connection with the Registrant's 20% ownership interest in Scientio, Inc., along with income tax expense of $1,381 offset by revenues from interest income of $3,385 which resulted in the loss.


For the three month period ended September 30, 2000, the Registrant generated revenues from the sale of securities (Omnicomm Systems, Inc. shares) amounting to $74,314 and interest income of $9,001 (total revenues of $83,315). Expenses amounted to officers' salaries of $1,800, general and administrative expenses of $11,223 and income tax expense of $22,264.



















General and administrative expenses can be attributed primarily to legal and accounting fees.

During the three months ended September 30, 2001, the Registrant's president, Arthur Seidenfeld received a salary of $6,295; during the three months ended September 30, 2000, he did not receive a salary. Anne Seidenfeld, the Registrant's treasurer-secretary received a salary of $1,800 for the three months ended September 30, 2001 and $1,800 for the three months ended September 30, 2000. The cash and cash equivalent balances along with holdings of U.S. treasury Obligations of the Registrant as of September 30, 2001 and June 30, 2001 were $431,938 and $472,617, respectively.

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

OmniComm is located in Coconut Grove, Florida. The Company provides software for assisting in the preparation of clinical trial submissions. During February 1999, the Registrant purchased a $100,000 convertible note in Omnicomm. The note carried a 10% interest rate and was convertible at the Registrant's option into 80,000 shares of Omnicomm (exercisable at $1.25 each). A private placement of notes of Omnicomm was completed raising approximately $800,000. A majority of the noteholders can demand registration of the shares accompanying these notes. The notes mature on June 30, 2004. Omnicomm announced the closing of a private placement of Preferred Convertible shares totaling $4.1 million. The Company converted its $100,000 note into 80,000 shares of Omnicomm. As of March 31, 2001, the Registrant sold all 80,000 shares of Omnicomm.
























The Registrant signed an agreement on December 8, 2000 to invest $238,500 in exchange for 403,000 shares of Scientio Inc., ("Scientio") a United Kingdom based development stage company engaged in developing a line of software products in the datamining field based on an XML format. The shares received by the Registrant represents a 20% ownership interest in Scientio. Scientio is a newly formed U.S. company established in the state of Delaware with operations conducted in the United Kingdom. Scientio has not generated any revenues from its inception in December 2000 through September 30, 2001.

As part of the agreement, Scientio has registered the shares owned by the Registrant under the Securities Act, for distribution and trading. The registration statement was declared effective on September 24, 2001. The Registrant's 403,000 shares of Scientio was distributed in October 2001 to the Registrant's shareholders on the basis of 1 share of Scientio for each 50 shares of the Registrant held as of the record date.
 The Registrant covered registration costs and expenses in connection with the preparation and filing of the registration statement of the Scientio shares (amounting to approximately $50,000). This $50,000 expenditure is included in the $238,500 investment discussed in the earlier paragraph.

The investment of $188,500 by the Registrant (not including the $50,000 expenditure for registration of the distribution of its shares in Scientio) will be used by Scientio to complete and test its initial XML software products and enable Scientio to begin a marketing program. The proposed XML Miner and Rule packages are targeted to software developers as they relate to the field of data mining. Scientio also will provide its technology for use in other software products which want to integrate datamining in the XML format. As of September 30, 2001, the Registrant has invested $188,500 in Scientio Inc. No assurances can be given that Scientio's XML software products will be successfully received by software developers worldwide or that its technology will be integrated into non Scientio software products.

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

There is a clause in the agreement with Interactive which takes effect after 1 year of the filing of a registration statement. If the registration statement is not declared effective within one year of its filing, management of Interactive has the right to terminate the agreement, receive back the 790,604 shares held by the Registrant and return the $100,000 invested by the Registrant.

On March 9,2001, Lite King Corp ("Lite King") through a wholly owned subsidiary acquired all of the assets and subsidiaries of National Cabling Services, Inc. ("National Cabling"). At the completion of the merger, shareholders of National Cabling received 5,149,029 shares of Lite King. Upon signing the merger agreement, the officers and directors of Lite King resigned (the same officers and directors of the Registrant), and were replaced by officers and directors of National Cabling. National Cabling's principal business activity is the design and installation of cabling for computer networks (fiberoptic). The Registrant owns 719,971 shares of Lite King. An application has been filed for the listing of Lite King's shares for trading on the OTC Bulletin Board. No assurance can be given that this listing will be approved and that the shares will be trading in the near future.

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


                  MODERN TECHNOLOGY CORP.


                   By: Arthur J. Seidenfeld
                 President, Chief Executive and
                    Chief Financial Officer
                        November 5, 2001