Form 10-Q
period 2001-12-31
MODERN TECHNOLOGY CORP
filed 2002-02-06
CIK 711422

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended December 31, 2001 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from               to

Commission file number 2-80891-NY

                 MODERN TECHNOLOGY CORP.
------------------------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)

Nevada							11-2620387
------------------------------------------------------------------
(State or other jurisdiction of		          (I.R.S. Employer
Incorporation or Organization)		    Identification Number)

          P.O. Box 940007, Belle Harbor, New York 11694
------------------------------------------------------------------
(Address of Principal Executive Office)			(Zip Code)

                       (718)318-0994
------------------------------------------------------------------
(Registrant's Telephone Number, Including Area Code)

        240 Clarkson Avenue, Brooklyn, New York 11226
------------------------------------------------------------------
(Registrant's Former Address)

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

                           10Q-1








































                         MODERN TECHNNOLOGY CORP.

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2001












                      I N D E X





	                                         Page


CONSOLIDATED BALANCE SHEETS	                  1


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	  2


CONSOLIDATED STATEMENTS OF OPERATIONS	         3-4


CONSOLIDATED STATEMENTS OF CASH FLOWS	          5


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	 6-11




































                    MODERN TECHNOLOGY CORP.
                  CONSOLIDATED BALANCE SHEETS

                                          Dec. 31,	June 30,
                                            2001	  2001
					----------	--------
                                        (Unaudited)

                           A S S E T S
                           -----------
CURRENT ASSETS
	Cash and Cash Equivalents	$  391,720	$472,617
	Investments, Trading Securities	   525,873	     -0-
	Other Current Assets	             4,325 	     -0-
					----------	--------
		                           921,918	 472,617
					----------	--------

EQUIPMENT - At Cost			    15,660	  15,405
	Less:  Accumulated Depreciation	   (12,551)	 (12,005)
					----------	--------
					     3,109	   3,400
					----------	--------

OTHER ASSETS
	Investments, At Cost		   102,331	 116,800
	Investments, at Equity		       -0-	  26,508
	Other Assets			     9,658	     443
	Goodwill, net			       -0-	 139,406
	Deferred Income Tax		    22,212	     -0-
					----------	--------
					   134,201	 283,157
					----------	--------

TOTAL ASSETS				$1,059,228	$759,174
					==========	========

L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y
----------------------------------------------------------------------
CURRENT LIABILITIES
	Accrued Expenses		$    5,792	$  5,500
	Income Tax Payable		       -0-	   3,564
	Deferred Income Tax		   234,299	     -0-
					----------	--------
	  Total Current Liabilities	   240,091	   9,064
					----------	--------

MINORITY INTEREST			       300	     300
					----------	--------

STOCKHOLDERS' EQUITY
	Common Stock Par Value $.0001
	  Authorized:  150,000,000 Shares
	  Issued and Outstanding:  20,150,000
	    Shares			     2,015	   2,015
	Paid-In Capital			   495,161	 495,161
	Retained Earnings		   321,661	 252,634
					----------	--------
					   818,837	 749,810
					----------	--------
TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY		$1,059,228	$759,174
					==========	========



See accompanying summary of accounting policies and notes to financial statements.
		                                   Page 1 of 11






                          MODERN TECHNOLOGY CORP.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE PERIOD JULY 1, 2000 TO DECEMBER 31, 2001

                        Common Stock

                                                            Total
                                 Par                        Stock-
                      # of      Value   Paid-In  Retained  holders'
                     Shares    $.0001   Capital  Earnings   Equity
                   ----------  ------  --------  --------  --------

BALANCES AT
JULY 1, 2000       20,150,000  $2,015  $495,161  $280,630  $777,806

Net Income (Loss)
for the Year Ended
June 30, 2001                                     (27,996)  (27,996)
                   ----------  ------  --------  --------  --------
BALANCES AT
JUNE 30, 2001      20,150,000   2,015   495,161   252,634   749,810

Net Income (Loss)
for the Six
Months Ended
December 31, 2001                                 247,891   247,891

Dividend of Equity
Investment Stock                                 (178,864) (178,864)
                   ----------  ------  --------  --------  --------

BALANCE AT
DECEMBER 31, 2001  20,150,000  $2,015  $495,161  $321,661  $818,837
(Unaudited)        ==========  ======  ========  ========  ========

















See accompanying summary of accounting policies and notes to financial statements.

                          MODERN TECHNOLOGY CORP.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                For The Three Months
                                                 Ended December 31,
                                              ------------------------
                                               2001              2000
                                               ----              ----
REVENUES
     Interest Income                        $     2,117    $    11,944
     Realized Gains-Trading Securities           14,343            -0-
     Unrealized Gains-Trading Securities        511,782            -0-
                                             ----------     ----------
                                                528,242         11,944
                                             ----------     ----------
EXPENSES
     Officers' Salaries                           8,300          6,300
     Realized Loss - Trading Securities             -0-          8,631
     General and Administrative Expenses         27,741         11,839
                                             ----------     ----------
                                                 36,041         26,770
                                             ----------     ----------

INCOME (LOSS) BEFORE TAXES                      492,201        (14,826)

     Income Tax Expense (Benefit)               213,043         (5,139)
                                             ----------     ----------

NET INCOME (LOSS)                           $   279,158    $    (9,687)
                                             ==========     ==========
INCOME (LOSS) PER SHARE - BASIC
  AND DILUTED                               $       .01            NIL
                                             ==========     ==========
NUMBER OF WEIGHTED AVERAGE SHARES
 OUTSTANDING - BASIC AND DILUTED             20,150,000     20,150,000
                                             ==========     ==========















See accompanying summary of accounting policies and notes to financial statements.

                          MODERN TECHNOLOGY CORP.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                For The Six Months
                                                Ended December 31,
                                             -------------------------
                                               2001              2000
                                               ----              ----
REVENUES
     Interest Income                         $    5,502    $    20,945
     Realized Gains-Trading Securities           14,343         50,126
     Unrealized Gains-Trading Securities        511,782         24,188
                                             ----------     ----------
                                                531,627         95,259
                                             ----------     ----------

EXPENSES

     Officers' Salaries                          16,395          8,100
     Realized Loss - Trading Securities             -0-          8,631
     General and Administrative Expenses         37,638         23,062
     Goodwill Amortization                       15,279            -0-
                                             ----------     ----------
                                                 69,312         39,793
                                             ----------     ----------

INCOME (LOSS) BEFORE TAXES                      462,315         55,466

     Income Tax Expense                         214,424         17,125
                                             ----------     ----------

NET INCOME (LOSS)                           $   247,891    $    38,341
                                             ==========     ==========
INCOME (LOSS) PER SHARE - BASIC
  AND DILUTED                               $       .01            NIL
                                             ==========     ==========
NUMBER OF WEIGHTED AVERAGE SHARES
 OUTSTANDING - BASIC AND DILUTED             20,150,000     20,150,000
                                             ==========     ==========






















See accompanying summary of accounting policies and notes to financial statements.

                          MODERN TECHNOLOGY CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                 For The Six Months
                                                 Ended December 31,
                                             -------------------------
                                                2001            2000
                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                            $  247,891       $ 38,341
Adjustments to Reconcile Net Income
 to Net Cash Provided By
 Operating Activities:
   Realized Gain on Investment                  (14,343)       (50,126)
   Realized Loss                                    -0-          8,631
   Unrealized Gains                            (511,782)       (24,188)
   Depreciation & Amortization                   15,946            451
   Changes in Assets and Liabilities:
   Decrease (Increase) in Other Current
    Assets                                       (4,325)         5,000
   (Increase) Decrease in Other Assets           (9,335)            60
   (Increase) Decrease in Deferred Tax Asset    (22,212)           -0-
   (Decrease) Increase Accrued
     Expenses                                       292            -0-
   (Decrease) Increase in Income Tax
     Payable                                     (3,564)        17,125
   (Decrease) Income in Deferred Income Tax
     Liability                                  234,299            -0-
                                             ----------     ----------
Net Cash Provided By (Used In)
  Operating Activities                          (67,133)        (4,706)
                                             ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Investment                 14,721        165,683
Purchase of Equipment                              (255)        (1,905)
Purchase of Investment at Equity                (28,230)       101,009)
                                             ----------     ----------
Net Cash Provided By (Used In)
  Investing Activities                          (13,764)        62,769
                                             ----------     ----------
Net (Decrease) Increase in Cash
  and Cash Equivalents                          (80,897)        58,063

Cash and Cash Equivalents,
  Beginning of Period                           472,617        663,250
                                             ----------     ----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                               $ 391,720       $721,313
                                             ==========     ==========

Supplemental Disclosures Of Cash Flow Information
 Cash Paid During The Period For:
  Taxes                                       $   1,301       $    -0-
  Interest                                    $     -0-       $    -0-

Noncash investing and financial transactions
 Conversion of notes receivable to
 investment                                   $     -0-       $100,000

Dividend of Equity Investment Stock           $ 178,864       $    -0-


See accompanying summary of accounting policies and notes to the financial statements.

                          MODERN TECHNOLOGY CORP.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
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

                          MODERN TECHNOLOGY CORP.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                (Unaudited)
                                (Continued)

        NOTE RECEIVABLE

        During the year ended June 30, 1999 the Company purchased a $100,000 convertible note in Omnicomm Systems Inc. (Omnicomm). The note carries a 10% annual interest rate and is convertible at the Company's option into 80,000 shares of Omnicomm common stock. The note matures in 2004. During the three months ended September 30, 2000, the Company exercised its right to convert the $100,000 convertible note in Omnicomm to 80,000 shares of Omnicomm common stock. The Company sold all of Omnicomm common stock. As of December
	31, 2001, the Company holds no Omnicomm common stock.

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

	ADVERTISING

	Advertising costs are expensed as incurred. Advertising expense for the six months ended December 31, 2001 and 2000 was $-0-, and $2,345, respectively.

                          MODERN TECHNOLOGY CORP.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                 (Unaudited)
                                 (Continued)

NOTE 3:	CONCENTRATIONS OF CREDIT RISK

        The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash.

        At December 31, 2001 and June 30, 2001, the Company had deposits in various financial institutions totaling a bank balance of $400,911 and $592,796, respectively. Of the bank balance, up to $3,332 and $4,127 was covered by federal depository insurance. The remaining balance was uninsured and uncollateralized. At times during the six months ended December 31, 2001 and year ended June 30, 2001, the Company had funds on deposit with banks that were uninsured and uncollateralized, as a result, funds are at risk of loss. The Company has not experienced any losses in such accounts and believes they are not exposed to any significant credit risk on cash and cash equivalents.

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

        During the quarter ended December 31, 2001, the investment in 701,071 shares of common stock of Lite King Corp. (LKC) was considered a trading security in accordance with Financial Accounting Standard (FAS) 115. LKC shares are traded on the NASD over the counter bulletin board system. The cost of these shares is $14,021. During the quarter ended December 31, 2001, 18,900 shares of LKC stock were sold generating a realized gain of $14,343. The total unrealized gain on LKC stock was $511,782 at December 31, 2001.

NOTE 5:	INVESTMENT IN EQUITY SECURITIES (At Cost)

        Investments in Non Marketable Equity Securities consist of the following:
                                          December 30,   June 30,
                                             2001          2001
                                           -------       -------
             Investment in 360,000
             restricted shares in
             Daine Industries, Inc.       $  1,431      $ 15,900

             Investment in 5% of
             total shares in Interactive
             Medicine Inc.                 100,000       100,000

             Investments in other
             restricted securities             900           900
                                           -------       -------
                                          $102,331      $116,800
                                           =======       =======

                          MODERN TECHNOLOGY CORP.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                 (Unaudited)
                                 (Continued)


NOTE 6:	INVESTMENT IN EQUITY SECURITIES (At Equity)

        Investments in Non Marketable Equity Securities consist of the following:
                                          June 30
                                            2001
                                          -------
                Investment in 20% of
                total shares in
                Scientio Inc.            $ 26,508
                                          -------
                                         $ 26,508
                                          =======

        Since Modern owned 20% of Scientio Inc., the investment is accounted for under the equity method. There were no intercompany transactions between Modern and Scientio.
        Since the net assets of Scientio were less than Modern's investment, the excess of the prorata net assets of Scientio was recorded as goodwill of $183,352 and $167,287 at September 30, 2001 and June 30, 2001, respectively. Goodwill was being amortized over three years using straight line. Goodwill amortization was $15,279 for the six months ended December 31, 2001 and $27,881 during the year ended June 30, 2001.

        During the first week of October 2001, the stock of Scientio Inc. was distributed to the shareholders of Modern as a taxable dividend. The total dividend was $178,864. Modern did not recognize any gain or loss on the distribution of Scientio Inc stock. As of December 31, 2001 Modern owned no stock in Scientio Inc. and has a $9,420 loan receivable from Scientio Inc. which is included in other assets at December 31, 2001.


NOTE 7:	INCOME TAX EXPENSE (BENEFIT)

        The provision for income taxes is comprised of the following:
                                          12/31/01      12/30/00
                                          --------      --------
	  Current                         $  2,337      $ 17,125
	  Deferred                         212,087           -0-
                                          --------      --------
                                          $214,424      $ 17,125
                                          ========      ========

        The provision for income taxes differs from the amount computed by applying the statutory federal income rate as follows:
                                          12/31/01	12/31/00
                                          --------      --------
	  Expected statutory amount       $    -0-      $ 10,131
	  Net operating loss               (22,212)          -0-
	  Unrealized gains                 234,299           -0-
	  State income taxes, net
	   of federal benefit                2,337         6,994
                                          --------      --------
                                          $214,424      $ 17,125
                                          ========      ========

                          MODERN TECHNOLOGY CORP.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                 (Unaudited)
                                 (Continued)


        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards. The deferred tax assets at June 30, 2001 relate to Excess, the Company's 70% owned subsidiary, and the timing differences resulting from the Company's investment accounted for under the equity method. Since the accounts of Excess are not allowed to be consolidated with Modern for tax purposes and Excess has generated losses since inception, the deferred tax assets associated with these losses have been fully reserved in the valuation allowance. The deferred tax assets at December 31, 2001 relate to the loss generated for tax purposes by Excess and Modern. The loss generated by Excess has been fully reserved in the valuation allowance. The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities are as follows:

                                           12/31/2001  6/30/2001
                                           ----------  ---------
        Deferred tax assets:
          Net operating loss carryforwards  $  43,212  $  18,000
          Amortization of Intangibles             -0-      8,412
          Investment loss                         -0-      4,620
                                           ----------  ---------
            Gross deferred tax assets          43,212     31,032
        Valuation allowance                   (21,000)   (31,032)
                                           ----------  ---------
          Net deferred tax assets           $  22,212  $     -0-
                                           ==========  =========
        Deferred tax liabilities:
          Investment gain                   $ 234,299  $     -0-
                                           ==========  =========

        The accumulated net operating loss of Excess of approximately $46,000 expires in the year ended June 30, 2021. The tax benefit has been fully reserved due to a lack of consistent operating profitability. The current net operating loss of Modern of approximately $48,000 expires in the year ended June 30, 2022. The deferred tax liability incurred from the investment gain is due to the recognition in the financial statements of the unrealized gain on LKC stock pursuant to FAS 115.

NOTE 8:	POSTRETIREMENT BENEFITS

        The company does not maintain any employee benefits currently. The company does not maintain a plan for any postretirement employee benefits, therefore, no provision was made under FAS's 106 and 112.

                          MODERN TECHNOLOGY CORP.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                 (Unaudited)
                                 (Continued)


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

NOTE 10: INTERIM FINANCIAL REPORTING

        The unaudited financial statements of the Company for the period July 1, 2001 to December 31, 2001 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

NOTE 11: SUBSEQUENT EVENT

        In January 2002, the Company loaned Scientio Inc. an additional $60,000. On January 25, 2002, the Company converted its $70,000 loan receivable into 100,000 common shares of Scientio Inc.

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

	During the six months ended December 31, 2001, the Registrant had net income of $247,891 as compared with net income of $38,341 for the six months ended December 31, 2000. For the six months ended December 31, 2001, the Registrant had total revenues of $531,627 as compared with revenues of $95,259 for the six month period ended December 31, 2000.

	The net income for the six months ended December 31, 2001 can be attributed to the following: an unrealized gain reflecting a market price for the shares the Registrant owns in Lite King Corp, whose shares began trading on the OTC Bulletin Board during the quarter ended December 31, 2001; a realized gain from the sale of shares in Lite King Corp of $14,343 and interest income of $5,502. During the six monthes ended December 31, 2000 the Registrant's revenues were attributed to the following items: realized gain from the sale of securities (Omnicomm Systems Inc) of $50,126 and an unrealized gain from trading securities amounting to $24,188 (Omnicomm) and interest income of $20,945.

	From quarter to quarter, the Registrant may show unrealized gains or losses from changes in the market price for shares it holds for sale without any actual sale occurring.

	During the six months ended December 31, 2001, expenses amounted to $69,312 attributable to the following items: Officers' salaries of $16,395, general and administrative expenses of $37,638 and goodwill amortization of $15,279 in connection with the Registrant's 20% ownership interest in Scientio, Inc., along with income tax expense of $214,424 (related to an unrealized gain-trading securities). For the six months ended December 31, 2000, officers salaries amounted to $8,100, general and administrative expenses of $23,062, a realized loss from the sale of securities of $8,631 (Omnicomm) and income tax expense of $17,125. General and administrative expenses can be attributed primarily to legal and accounting fees.

	During the six months ended December 31, 2001, the Registrant's president, Arthur Seidenfeld received a salary of $12,795; during the six months ended December 31, 2000, he received a salary of $4,500. Anne Seidenfeld, the Registrant's treasurer-secretary received a salary of $3,600 for the six months ended December 31, 2001 and 2000. The cash and cash equivalent balances along with holdings of U.S. treasury Obligations of the Registrant as of December 31, 2001 and June 30, 2001 were $391,720 and
$472,617, respectively.

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

	As part of the agreement, Scientio has registered the shares owned by the Registrant under the Securities Act, for distribution and trading. The registration statement was declared effective on September 24, 2001. The Registrant's 403,000 shares of Scientio were distributed in October 2001 to the Registrant's shareholders on the basis of 1 share of Scientio for each 50 shares of the Registrant held as of the record date. The Registrant covered registration costs and expenses in connection with the preparation and filing of the registration statement of the Scientio shares (amounting to approximately $50,000). This $50,000 expenditure is included in the $238,500 investment discussed in the earlier paragraph.

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

        During the month of January 2002, Scientio's shares received clearance for listing on the OTC bulletin board (symbol SCIT). The registrant also agreed to loan Scientio up to $75,000 to cover operational expenses. On January 25, 2002, the Registrant agreed to convert $70,000 of the amount loaned to Scientio into 100,000 restricted shares of common stock of Scientio.

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

	Lite King's shares are listed for trading on the OTC Bulletin Board (symbol LKNG). As of December 31, 2001, the Registrant owned 707,571 shares of Lite King Corp.

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


                            MODERN TECHNOLOGY CORP.


                               By: Arthur J. Seidenfeld
                          President, Chief Executive and
                              Chief Financial Officer
                                 February 5, 2002