Form 10-Q
period 2002-03-31
MODERN TECHNOLOGY CORP
filed 2002-05-09
CIK 711422

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended March 31, 2002 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from               to

Commission file number 2-80891-NY

                MODERN TECHNOLOGY CORP.
          ------------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)

          Nevada                             11-2620387
          ------------------------------------------------------
          (State or other jurisdiction of   (I.R.S. Employer
          Incorporation or Organization)  Identification Number)

               P.O. Box 940007, Belle Harbor, New York 11694
          ------------------------------------------------------
           (Address of Principal Executive Office)   (Zip Code)

                            (718)318-0994
          ------------------------------------------------------
           (Registrant's Telephone Number, Including Area Code)

          ------------------------------------------------------
                      (Registrant's Former Address)

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

                               10Q-1

























































                      MODERN TECHNNOLOGY CORP.

                       FINANCIAL STATEMENTS

                          MARCH 31, 2002




































                            I N D E X





                                                    Page
                                                    ----

CONSOLIDATED BALANCE SHEETS                          1


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY       2


CONSOLIDATED STATEMENTS OF OPERATIONS               3-4


CONSOLIDATED STATEMENTS OF CASH FLOWS                5


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS      6-11



















                        MODERN TECHNOLOGY CORP.
                      CONSOLIDATED BALANCE SHEETS

                                               March 31      June 30,
                                                 2002         2001
                                             -----------     --------
                                             (Unaudited)
                           A S S E T S
                           -----------
   CURRENT ASSETS
     Cash and Cash Equivalents                 $ 361,873    $ 472,617
     Investments, Trading Securities             189,623          -0-
                                               ---------    ---------
                                                 551,496      472,617
                                               ---------    ---------

   EQUIPMENT - At Cost                            15,660       15,405
     Less:  Accumulated Depreciation             (12,922)     (12,005)
                                               ---------    ---------
                                                   2,738        3,400
                                               ---------    ---------
   OTHER ASSETS
     Investments, At Cost                        172,331      116,800
     Investments, at Equity                          -0-       26,508
     Other Assets                                  4,310          443
     Goodwill, net                                   -0-      139,406
     Deferred Income Tax                           8,228          -0-
                                               ---------    ---------
                                                 184,869      283,157
                                               ---------    ---------

   TOTAL ASSETS                                $ 739,103    $ 759,174
                                               =========    =========

   L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y
   ----------------------------------------------------------------------
   CURRENT LIABILITIES
     Accrued Expenses                          $   3,200    $   5,500
     Income Tax Payable                              592        3,564
     Deferred Income Tax                          81,458          -0-
                                               ---------    ---------
       Total Current Liabilities                  85,250        9,064
                                               ---------    ---------

   MINORITY INTEREST                                 -0-          300
                                               ---------    ---------

   STOCKHOLDERS' EQUITY
     Common Stock Par Value $.0001
       Authorized:  150,000,000 Shares
       Issued and Outstanding:  20,150,000
       Shares                                      2,015        2,015
     Paid-In Capital                             495,161      495,161
     Retained Earnings                           156,677      252,634
                                               ---------    ---------
                                                 653,853      749,810
                                               ---------    ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 739,103    $ 759,174
                                               =========    =========


See accompanying summary of accounting policies and notes to financial statements.
                                                              Page 1 of 11







                        MODERN TECHNOLOGY CORP.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD JULY 1, 2000 TO MARCH 31, 2002


                       Common Stock                            Total
                                 Par                           Stock-
                      # of      Value    Paid-In    Retained   holders'
                     Shares     $.0001   Capital    Earnings   Equity
                   ----------   ------   --------   --------   --------

BALANCES AT
JULY 1, 2000       20,150,000   $2,015   $495,161   $280,630   $777,806

Net Income (Loss)
For the Year Ended
June 30, 2001                                        (27,996)   (27,996)
                   ----------   ------   --------   --------   --------

BALANCES AT
JUNE 30, 2001      20,150,000    2,015    495,161    252,634    749,810

Net Income (Loss)
for the Nine
Months Ended
March 31, 2002
(Unaudited)                                           82,907     82,907

Dividend of Equity
Investment Stock
(Unaudited)                                         (178,864)  (178,864)
                   ----------   ------   --------   --------   --------

BALANCE AT
MARCH 31, 2002
(Unaudited)        20,150,000   $2,015   $495,161   $156,677   $653,853
                   ==========   ======   ========   ========   ========



See accompanying summary of accounting policies and notes to financial statements.

                                                              Page 2 of 11






                        MODERN TECHNOLOGY CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                                For The Three Months
                                                   Ended March 31,
                                              -----------------------
                                                 2002         2001
                                                 ----         ----
REVENUES
  Interest Income                             $    1,164   $    9,540
                                              ----------   ----------
                                                   1,164        9,540
                                              ----------   ----------

EXPENSES
  Officers' Salaries                              12,143        8,459
  Realized Loss - Trading Securities              41,231          -0-
  Unrealized Loss - Trading Securities           241,541          -0-
  General and Administrative Expenses              8,990       21,951
                                              ----------   ----------
                                                 303,905       30,410
                                              ----------   ----------

INCOME (LOSS) BEFORE TAXES                      (302,741)     (20,870)
  Income Tax Expense (Benefit)                  (137,757)      (7,966)
                                              ----------   ----------

NET INCOME (LOSS)                             $ (164,984)   $ (12,904)
                                              ==========   ==========
INCOME (LOSS) PER SHARE - BASIC
  AND DILUTED                                 $     (.01)         NIL
                                              ==========   ==========
NUMBER OF WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC AND DILUTED             20,150,000   20,150,000
                                              ==========   ==========


See accompanying summary of accounting policies and notes to financial statements.
                                                              Page 3 of 11





                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                                  For The Nine Months
                                                    Ended March 31,
                                                  -------------------
                                                   2002         2001
                                                   ----         ----
REVENUES
  Interest Income                              $    6,666   $    30,485
  Realized Gains-Trading Securities                14,343        50,126
  Unrealized Gains-Trading Securities             511,782        24,188
                                               ----------    ----------
                                                  532,791       104,799
                                               ----------    ----------

EXPENSES
  Officers' Salaries                               28,538        16,559
  Realized Loss - Trading Securities               41,231         8,631
  Unrealized Loss - Trading Securities            241,541           -0-
  General and Administrative Expenses              46,628        45,013
  Goodwill Amortization                            15,279           -0-
                                               ----------    ----------
                                                  373,217        70,203
                                               ----------    ----------

INCOME (LOSS) BEFORE TAXES                        159,574        34,596
  Income Tax Expense                               76,667         9,159
                                               ----------    ----------

NET INCOME (LOSS)                              $   82,907   $    25,437
                                               ==========    ==========

INCOME (LOSS) PER SHARE - BASIC
  AND DILUTED                                         NIL           NIL
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
                                               ==========    ==========


See accompanying summary of accounting policies and notes to financial statements.
                                                              Page 4 of 11





                        MODERN TECHNOLOGY CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)
                                                  For The Nine Months
                                                    Ended March 31,
                                                  -------------------
                                                   2002         2001
                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                              $  82,907    $  25,437
Adjustments to Reconcile Net Income
  to Net Cash Provided By
  Operating Activities:
    Realized Gain on Investment                  (14,343)     (50,126)
    Realized Loss                                 41,231        8,631
    Unrealized Gains                            (511,782)     (24,188)
    Unrealized Loss                              241,541          -0-
    Depreciation & Amortization                   16,316          724
    Changes in Assets and Liabilities:
    Decrease (Increase) in Other Current
      Assets                                         -0-        5,000
    (Increase) Decrease in Other Assets           (4,118)         120
    (Increase) Decrease in Deferred Tax Asset     (8,228)         -0-
    (Decrease) Increase Accrued
      Expenses                                    (2,300)      (5,000)
    (Decrease) Increase in Income Tax
      Payable                                     (2,972)       8,227
    (Decrease) Income in Deferred Income Tax
      Liability                                   81,458          -0-
                                               ---------    ---------
Net Cash Provided By (Used In)
  Operating Activities                           (80,290)     (31,175)
                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Investment                  68,331      165,683
Purchase of Equipment                               (255)      (1,905)
Purchase of Investment at Equity                 (98,230)    (201,009)
Capital Withdrawn - Minority Interest               (300)         -0-
                                               ---------    ---------
Net Cash Provided By (Used In)
  Investing Activities                           (30,454)     (37,231)
                                               ---------    ---------
Net (Decrease) Increase in Cash
  and Cash Equivalents                          (110,744)     (68,406)

Cash and Cash Equivalents,
  Beginning of Period                            472,617      663,250
                                               ---------    ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                $ 361,873    $ 594,844
                                               =========    =========
Supplemental Disclosures Of Cash Flow Information
  Cash Paid During The Period For:
    Taxes                                      $   3,440    $     932
    Interest                                   $     -0-    $     -0-

Noncash investing and financial transactions
  Conversion of notes receivable to
    investment                                 $     -0-    $ 100,000
  Dividend of Equity Investment Stock          $ 178,864    $     -0-


See accompanying summary of accounting policies and notes to the financial statements.
                                                              Page 5 of 11






                        MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED MARCH 31, 2002
                             (Unaudited)

NOTE 1:     ORGANIZATION AND NATURE OF OPERATIONS

            Modern Technology Corp. (Modern) is a Nevada corporation. Modern is engaged in aiding prospective clients in obtaining financing and in providing managerial services to client companies. Modern's office is located in New York.

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            ACCOUNTING POLICIES
            -------------------
            Modern Technology Corp.'s accounting policies conform to generally accepted accounting principles. Significant policies followed are described below.

            BASIS OF PRESENTATION
            ---------------------
            In April 1999 the Company formed a subsidiary named Excess Materials Inc. (Excess). Excess accounts are included in the consolidated financial statements at March 31, 2002 and June 30, 2001. Modern owns 70% of Excess. Arthur Seidenfeld (Modern's president) owns 10% of Excess, Anne Seidenfeld (Arthur's mother and secretary/treasurer of Modern) owns 10% of Excess and a relative of Mr. Seidenfeld owns 10% of Excess.

            Excess was dissolved during March 2002. All income and expenses through dissolution have been incorporated into Modern's books. As of March 31, 2002, $1,425 net assets of Excess were transferred to Modern and Modern recognized a $354 loss upon dissolution.

            RECLASSIFICATIONS
            -----------------
            Certain items from prior periods within the financial statements have been reclassified to conform to current period classifications.

            CASH AND CASH EQUIVALENTS
            -------------------------
            Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying balance sheets approximates fair value.

                        MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED MARCH 31, 2002
                            (Unaudited)
                            (Continued)

            NOTE RECEIVABLE
            ---------------
            During the year ended June 30, 1999 the Company purchased a $100,000 convertible note in Omnicomm Systems Inc. (Omnicomm). The note carries a 10% annual interest rate and is convertible at the Company's option into 80,000 shares of Omnicomm common stock. The note matures in 2004. During the three months ended September 30, 2000, the Company exercised its right to convert the $100,000 convertible note in Omnicomm to 80,000 shares of Omnicomm common stock. The Company sold all of Omnicomm common stock. As of March 31, 2002, the Company holds no Omnicomm common stock.

            PROPERTY AND EQUIPMENT
            ----------------------
            Renewals and betterments are capitalized; maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight line method over the asset's estimated useful life, which generally approximates 5 years.

            ESTIMATES IN FINANCIAL STATEMENTS
            ---------------------------------
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            INCOME TAXES
            ------------
            The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

            Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

            ADVERTISING
            -----------
            Advertising costs are expensed as incurred. Advertising expense for the nine months ended March 31, 2002 and 2001 was $-0-, and $2,345, respectively.

                        MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED MARCH 31, 2002
                             (Unaudited)
                             (Continued)

NOTE 3:     CONCENTRATIONS OF CREDIT RISK

            The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash.

            At March 31, 2002 and June 30, 2001, the Company had deposits in various financial institutions totaling a bank balance of $360,822 and $592,796, respectively. Of the bank balance, up to $6,934 and $4,127 was covered by federal depository insurance. The remaining balance was uninsured and uncollateralized. At times during the nine months ended March 31, 2002 and year ended June 30, 2001, the Company had funds on deposit with banks that were uninsured and uncollateralized, as a result, funds are at risk of loss.
            The Company has not experienced any losses in such accounts and believes they are not exposed to any significant credit risk on cash and cash equivalents.

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

            During the quarter ended December 31, 2001, the investment in 701,071 shares of common stock of Lite King Corp. (LKC) was considered a trading security in accordance with Financial Accounting Standard (FAS) 115. LKC shares are traded on the NASD over the counter bulletin board system. The cost of these shares is $14,021. During the quarter ended December 31, 2001, 18,900 shares of LKC stock were sold generating a realized gain of $14,343. The total unrealized gain on LKC stock was $511,782 at December 31, 2001. During the quarter ended March 31, 2002, 126,456 shares of LKC stock were sold generating a realized loss of $41,231. Due to a decline in LKC stock price as of March 31, 2002, $241,541 was recognized as an unrealized loss.

                        MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED MARCH 31, 2002
                             (Unaudited)
                             (Continued)

NOTE 5:     INVESTMENT IN EQUITY SECURITIES (At Cost)

            Investments in Non Marketable Equity Securities consist of the following:
                                                 March 31,    June 30,
                                                   2002        2001
                                                 ---------   ---------
                 Investment in 360,000
                 restricted shares in
                 Daine Industries, Inc.          $   1,431   $  15,900

                 Investment in 100,000
                 Restricted shares in
                 Scientio Inc.                   $  70,000         -0-

                 Investment in 5% of
                 total shares in Interactive
                 Medicine Inc.                     100,000     100,000

                 Investments in other
                 restricted securities                 900         900
                                                 ---------   ---------
                                                 $ 172,331   $ 116,800
                                                 =========   =========

NOTE 6:     INVESTMENT IN EQUITY SECURITIES (At Equity)

            Investments in Non Marketable Equity Securities consist of the following:
                                                       June 30
                                                         2001
                                                       --------
                 Investment in 20% total shares in
                 Scientio Inc.                         $ 26,508
                                                       --------
                                                       $ 26,508
                                                       ========

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

            During the first week of October 2001, the stock of Scientio Inc. was distributed to the shareholders of Modern as a taxable dividend. The total dividend was $178,864. Modern did not recognize any gain or loss on the distribution of Scientio Inc stock. As of March 31, 2002 Modern owned 100,000 restricted shares in Scientio Inc. and has a $4,310 loan receivable from Scientio Inc. which is included in other assets at March 31, 2002.

                        MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED MARCH 31, 2002
                             (Unaudited)
                             (Continued)

NOTE 7:     INCOME TAX EXPENSE (BENEFIT)

            The provision for income taxes is comprised of the following:
                                              3/31/02     3/31/01
                                              -------     -------
                 Current                     $  3,440    $  9,159
                 Deferred                      73,230         -0-
                                             --------    --------
                                             $ 76,670    $  9,159
                                             ========    ========
            The provision for income taxes differs from the amount computed by applying the statutory federal income rate as follows:
                                              3/31/02     3/31/01
                                              -------     -------
                 Expected statutory amount   $    -0-    $  5,604
                 Net operating loss            (8,228)        -0-
                 Unrealized gains              81,458         -0-
                 State income taxes, net
                   of federal benefit           3,440       3,555
                                             --------    --------
                                             $ 76,670    $  9,159
                                             ========    ========

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards. The deferred tax assets at June 30, 2001 relate to Excess, the Company's 70% owned subsidiary, and the timing differences resulting from the Company's investment accounted for under the equity method. Since the accounts of Excess are not allowed to be consolidated with Modern for tax purposes and Excess has generated losses since inception, the deferred tax assets associated with these losses have been fully reserved in the valuation allowance. The deferred tax assets at March 31, 2002 relate to the loss generated for tax purposes by Excess and Modern. The loss generated by Excess has been fully reserved in the valuation allowance.

            The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities are as follows:

                                                3/31/02     6/30/01
                                                -------     -------
            Deferred tax assets:
            Net operating loss carryforwards   $ 26,228   $  18,000
            Amortization of Intangibles           8,412       8,412
            Investment loss                       4,620       4,620
                                               --------   ---------
            Gross deferred tax assets            39,260      31,032
            Valuation allowance                 (31,032)    (31,032)
                                               --------   ---------
            Net deferred tax assets               8,228   $     -0-
                                               ========   =========
            Deferred tax liabilities:
            Investment gain                    $ 81,458   $     -0-
                                               ========   =========

                       MODERN TECHNOLOGY CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED MARCH 31, 2002
                           (Unaudited)
                           (Continued)

            The accumulated net operating loss of Excess of approximately $46,000 expires in the year ended June 30, 2021. The tax benefit has been fully reserved due to a lack of consistent operating profitability. The current net operating loss of Modern of approximately $187,000 expires in the year ended June 30, 2022. The deferred tax liability incurred from the investment gain is due to the recognition in the financial statements of the unrealized gain on LKC stock pursuant to FAS 115.

NOTE 8:     POSTRETIREMENT BENEFITS

            The Company does not maintain any employee benefits currently. The Company does not maintain a plan for any postretirement employee benefits, therefore, no provision was made under FAS's 106 and 112.

NOTE 9:     RELATED PARTY TRANSACTIONS

            Arthur Seidenfeld, President and a director of the Company, owns 47.9% of the outstanding shares of Modern Technology Corp. Anne Seidenfeld, Treasurer, Secretary and a director of the Company, owns approximately 12% of the outstanding shares of Modern Technology Corp. Anne Seidenfeld is Arthur Seidenfeld's mother. There were no related party transactions.

NOTE 10:    INTERIM FINANCIAL REPORTING

            The unaudited financial statements of the Company for the period July 1, 2001 to March 31, 2002 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

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

     It offers a business service matching corporate buyers and sellers only. It does not handle sales to individual consumers. Company operations began in May 1999. The Registrant owns 70% of the shares of Excess Materials, and the Registrant's president and treasurer-secretary (Arthur and Anne Seidenfeld) each own 10% of the shares of Excess Materials. Excess Materials Inc. was dissolved during March 2002. As of March 31, 2002, $1,425 net assets of Excess were transferred to the Registrant and the Registrant recognized a $354 loss upon dissolution. All income and expenses through dissolution of Excess Materials Inc. have been incorporated into the Registrant's books.

     During the nine months ended March 31, 2002, the Registrant had net income of $82,907 as compared with net income of $25,437 for the nine months ended March 31, 2001. For the nine months ended March 31, 2002, the Registrant had total revenues of $532,791 as compared with revenues of $104,799 for the nine month period ended March 31, 2001.

     The net income for the nine months ended March 31, 2002 can be attributed to the following: an unrealized gain reflecting a market price for the shares the Registrant owns in Lite King Corp, whose shares began trading on the OTC Bulletin Board during the quarter ended December 31, 2001; a realized gain from the sale of shares in Lite King Corp of $14,343 and interest income of $6,666. During the nine months ended March 31, 2001 the Registrant's revenues were attributed to the following items: realized gain from the sale of securities (Omnicomm Systems Inc) of $50,126 and an unrealized gain from trading securities amounting to $24,188 (Omnicomm) and interest income of $30,485.

     From quarter to quarter, the Registrant may show unrealized gains or losses from changes in the market price for shares it holds for sale without any actual sale occurring.

     During the nine months ended March 31, 2002, expenses amounted to $373,217 attributable to the following items: Officers' salaries of $28,538, general and administrative expenses of $46,628, unrealized Loss-Trading Securities $241,541 and goodwill amortization of $15,279 in connection with the Registrant's 20% ownership interest in Scientio, Inc., along with income tax expense of $76,667 (related to an unrealized gain-trading securities). For the nine months ended March 31, 2001, officers salaries amounted to $16,559, general and administrative expenses of $45,013, a realized loss from the sale of securities of $8,631 (Omnicomm) and income tax expense of $9,159. General and administrative expenses can be attributed primarily to legal and accounting fees.

     During the nine months ended March 31, 2002, the Registrant's president, Arthur Seidenfeld received a salary of $23,138; during the nine months ended March 31, 2001, he received a salary of $11,159. Anne Seidenfeld, the Registrant's treasurer-secretary received a salary of $5,400 for the nine months ended March 31, 2002 and 2001. The cash and cash equivalent balances along with holdings of U.S. treasury Obligations of the Registrant as of March 31, 2002 and June 30, 2001 were $361,873 and $472,617, respectively.

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

     During the quarter ended March 31, 2002, the Registrant purchased 100,000 restricted shares of Scientio, Inc. for $70,000 (70 cents per share). The Registrant's president also purchased 21,300 shares of Scientio, Inc. for $15,000 (approximately 70 cents per share). During the month of May 2002, the Registrant purchased an additional 17,250 shares of Scientio, Inc. for $12,075 (including the conversion of a $4,310 loan on the Registrant's books as of March 31, 2002), at a cost of 70 cents per share.

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

     Lite King's shares are listed for trading on the OTC Bulletin Board (symbol LKNG). As of March 31, 2002, the Registrant owned 566,615 shares of Lite King Corp.

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


                         MODERN TECHNOLOGY CORP.


                        By: Arthur J. Seidenfeld
                     President, Chief Executive and
                        Chief Financial Officer
                              May 6, 2002