Form 10-K
period 2002-06-30
MODERN TECHNOLOGY CORP
filed 2002-09-18
CIK 711422

Washington, D.C. 20549

                                Form 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES ACT OF 1934 (Fee Required)

For The Fiscal Year Ended June 30, 2002
Commission File #2-80891-NY

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

              461 Beach 124 Street  Belle Harbor, NY 11694
         ------------------------------------------------------
         (Address of Principal Executive Office)     (Zip Code)

                            (718) 318-0994
         ------------------------------------------------------
          (Registrant's Telephone Number, Including Area Code)

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

Yes     X                                                          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements ncorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of September 3, 2002, there was no aggregate market value of the voting stock held by non-affiliates of the Registrant due to the fact that there was no trading market in the shares of the Registrant.

The Number of Shares Outstanding of the Registrant at September 3, 2002 was 20,150,000.





                                  PART I


Item 1.  Business

The Registrant is engaged in aiding prospective clients in obtaining financing and in providing managerial services to client companies.

During the year ended June 30, 1999, the Registrant was involved in providing consulting services to Coral Development Corp. During December 1996, the Registrant purchased 403,000 shares of Coral Development Corp. ("Coral") for $30,000. The Registrant had registered these shares with the Securities and Exchange Commission with the intention of distributing those shares to the Registrant's shareholders in the form of a dividend.

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

The Registrant signed a consulting agreement on December 8, 2000 to invest $238,500 in exchange for 403,000 shares of Scientio Inc., ("Scientio") a United Kingdom based development stage company engaged in developing a line of software products (XML products). The shares received by the Registrant represented a 20% ownership interest in Scientio. Scientio was a newly formed U.S. company established in the state of Delaware with operations conducted in the United Kingdom. During the quarter ended June 30, 2002, Scientio generated revenues of $2,700. Before the quarter ended June 30, 2002, Scientio did not generate any revenues.

Scientio registered the shares owned by the Registrant under the Securities Act, for distribution and trading. During the first week of October 2001, the Registrant distributed its 403,000 share position in Scientio to its shareholders in a transaction similar to the Omnicomm distribution to be discussed earlier in this management's discussion. The Registrant covered registration costs and expenses in connection with the preparation and filing of the proposed registration statement of the Scientio shares.

An investment of $188,500 by the Registrant was used by Scientio to complete and test its initial XML software products and enable Scientio to begin a marketing program. Scientio's XML Miner and XML Rule products have been targeted to software developers as they relate to the field of data mining. In the consolidated statement of operations for the year ended June 30, 2001, the Registrant has recorded goodwill amortized amounting to $27,881 and has recorded its share of Scientio's loss amounting to $15,314. On the consolidated balance sheet at June 30, 2001, part of the Registrant's investment in Scientio has been carried as Goodwill- $139,406.





On May 29, 2002, a form 8-K was filed by Scientio. As a result of Scientio's inability to raise additional funds for operations and to generate a material amount of licensing revenues, the board of directors of Scientio took the following actions:

Scientio transferred all assets and its software business to a British Virgin Island private company entitled Scientio Inc. (BVI). All software improvements and new products related to the software business will also be transferred into this private BVI company and Andrew Edmonds, former president of Scientio and its current secretary and director has agreed not to compete with this private BVI company in the field of datamining for the next 3 years. BVI hopes to raise capital from private sources.

Scientio has received a 27% ownership interest in Scientio Inc BVI with the family of Andrew Edmonds receiving a 73% ownership interest. Anneke Edmonds, Andrew Edmonds' wife returned 1,541,850 shares of Scientio, retaining a 50,000 share ownership interest in Scientio. As a result, the outstanding shares of Scientio was reduced to 661,900 shares from approximately 2.2 million shares. Scientio is presenting offering itself as a reporting trading public company for merger with a private company. During the six month period ended June 30, 2002, the Registrant purchased 117,250 shares of Scientio for $82,075 (70 cents per share). The Registrant presently owns 17.7% of the outstanding shares of Scientio.

The Registrant signed a consulting agreement on March 19, 2001 with Interactive Medicine, Inc. ("Interactive"), a Florida based development stage company engaged in the healthcare Internet business. The Registrant invested $100,000 and received 790,604 shares of Interactive, representing a 5% ownership interest in Interactive. Interactive aggregates medical opinion leaders, physician peer groups, shared content and commerce into specific web based communities, each a Healthcare Channel. With its proprietary technology, consisting of a set of Internet-based connectivity tools and solutions, it hopes to become a medical specialty network used by doctors and other healthcare providers. For the nine month period ended September 30, 2001, Interactive generated revenues of $238,481 with a net loss of $160,839.

Interactive, on February 11, 2002, filed a form SB-2 registration statement to register the shares owned by the Registrant under the Securities Act, for distribution and trading. Upon the effective date of the filed Registration Statement, the Registrant intends to distribute its 790,604 share position in Interactive to its shareholders in a transaction similar to the Omnicomm and Scientio distributions discussed earlier in this management's discussion. Management of the Registrant has no knowledge as to whether Interactive intends to complete the registration process. No assurance can be given that Interactive's Registration Statement will be declared effective and the Registrant will be able to distribute its shares in Interactive to the Registrant's shareholders.

During March 1999, the Registrant established a subsidiary entitled Excess Materials, Inc. ("Excess Materials"). Excess was an electronic internet marketplace for corporate buyers and sellers of industrial supplies, equipment, metals, textile items and animal hides. Excess was to derive its revenues from commissions paid by the seller on completed transactions. During the fiscal year ended June 30, 2002, the Registrant closed down the operations of Excess and liquidated the company. Excess did not generate any revenues during its approximate 3 year history. At the time of its termination, Excess had approximately 620 registered members.

On March 9, 2001, Lite King Corp ("Lite King") through a wholly owned subsidiary acquired all of the assets and subsidiaries of National Cabling Services, Inc. ("National Cabling"). At the completion of the merger, shareholders of National Cabling received 5,149,029 shares of Lite King. Upon signing the merger agreement, the officers and directors of Lite King resigned (the same officers and directors of the Registrant), and were replaced by officers and directors of National Cabling. National Cabling's principal business activity is the design and installation of cabling for computer networks (fiberoptic). At the time of merger, the Registrant owned 719,971 shares of Lite King.

Presently, the Registrant is seeking out joint venture candidates and companies for which it can aid in providing financing and managerial services although no assurances can be given that the Registrant will be successful in gaining new clients in the near future.

During the fiscal year ended June 30, 2002, the Registrant generated net income of $12,079. Its revenue for the year ended June 30, 2002 was derived from interest income of $8,287 and gain on securities sales (sale of Lite King shares) of $102,430 and an unrealized gain- trading securities (Lite King shares) of $14,814. The Registrant's revenues of $125,531 for the year ended June 30, 2002 has been offset by the following expenses: Officers' salaries of $38,578 and general and administrative expenses, consisting of those generated by the Registrant's 70% owned subsidiary, Excess Materials Inc., office salaries, and accounting and legal fees totaling $71,549. There was also income tax expense of $3,325.

For the year ended June 30, 2001, the Registrant generated a net loss of $27,996 which can be attributed primarily to expenses generated by the Registrant's 70% owned subsidiary, Excess Materials Inc.

Item 2.  Properties.

As of June 30, 2002, the Registrant owned no property. The Registrant utilizes some space in the home of Arthur and Anne Seidenfeld, president and treasurer-secretary of the Registrant.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.






                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders
         Matters.

During the past three fiscal years there was no market for the shares of the Registrant.

Number of Shareholders- 379 shareholders of record as of August 26, 2002.

Dividends:

During October 2001, the Registrant distributed the 403,000 shares it owned in Scientio to its shareholders. These 403,000 shares represent a dividend of equity investment stock of $178,864 for the year ended June 30, 2002. The Registrant has registered these shares with the Securities and Exchange Commission with the intention of distributing these shares to the Registrant's shareholders in the form of a dividend.

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

Item 6.  Selected Financial Data

                        For the Year ended June 30,

                     2002       2001        2000        1999       1998
                   --------   ---------   ---------   --------   --------
 Total Revenues    $125,531   $ 101,200   $  43,812   $266,984   $102,991
 Operating Income
 (Loss) before tax   15,404     (23,400)    (42,326)   144,323     28,160
 Net Income (Loss)   12,079     (27,996)    (39,216)   103,105     16,198
 Net Income (Loss)
  Per share             NIL         NIL         NIL       $.01        NIL
 Total Assets       586,225     759,174     788,106    902,861    752,417
 Long Term Debt         -0-         -0-         -0-        -0-        -0-
 Dividends          178,864         -0-         -0-     30,300        -0-

Item 7.  Management's Discussion and Analysis of Results of Operations.

During the fiscal year ended June 30, 2002, the Registrant had generated net income of $12,079. Its revenues for the year ended June 30, 2002 was derived from interest income of $8,287, gain on securities sales (sale of shares in Lite King) of $102,430 and unrealized gain from trading securities (Lite King) of $14,814. The Registrant's revenues of $125,531 have been offset by the following: officers' salaries of $38,578 and general and administrative expenses, primarily attributable to its former 70% owned subsidiary, Excess Materials (no longer in business) and accounting and legal fees totaling $71,549. During the fiscal year, income tax expenses amounted to $3,325.

During the fiscal year ended June 30, 2001, the Registrant had a net loss of $27,996. Its revenue for the year ended June 30, 2001 was derived from the realized gain from trading securities (sale of shares in Omnicomm Systems) amounting to $65,683 and from interest income of $35,517. The loss can be attributed primarily to expenses related to the Registrant's former 70% owned subsidiary, Excess Materials, which is no longer in existence.

During the fiscal year ended June 30, 2000, the Registrant had a net loss of $39,216. Its revenue for the year ended June 30, 2000 was derived from interest income of $43,812. The loss can be attributed primarily to expenses related to the Registrant's former 70% owned subsidiary, Excess Materials.

At June 30, 2002, the Registrant's total assets amounted to $586,225 as compared with $759,174 at June 30, 2001. The decline of $172,949 can be attributable to the distribution of a dividend of Equity Investment Stock (shares in Scientio, Inc) amounting to $178,864 to the Registrant's shareholders during the fiscal year ended June 30, 2002.

Item 8.  Financial Statements

Attached.

Item 9. Changes In and Disagreement With Accountants on Accounting and Financial Disclosure.

None.

                               PART III

Item 10.  Directors and Executive Officers.

The executive officers and directors of the Registrant are as follows:

Name                Age             Title                 Term Expires
----                ---             -----                 ------------
Arthur Seidenfeld    51      President and Director    Next Annual Meeting

Anne Seidenfeld      89      Treasurer, Secretary and
                               Director                Next Annual Meeting

Gerald Kaufman       61      Director                  Next Annual Meeting









Each of the above named individuals has served the Registrant in the capacity indicated since its formation on July 27, 1982 (with the exception of Anne Seidenfeld who became a director of the Company on March 31, 1989 and treasurer on December 17, 1989 and Gerald Kaufman who became a director in 1990).

Arthur Seidenfeld, has been president and a director of the Registrant since its formation. Mr. Seidenfeld was awarded a B.S. Degree in Accounting from New York University in 1972 and a M.B.A. Degree in Finance in 1978 from Pace University.

He is also president and director of Daine Industries, Inc., a publicly traded company and is president, treasurer and director of Scientio, Inc., a publicly traded company. He was president and director of Lite King Corp., a public reporting company from February 1989 until March 2001 when Lite King Corp merged with National Cabling Services Inc. He was also president and director of Davin Enterprises, Inc., (a publicly traded company that went public in Sept. 1987) from 1987 until December 1997 when Davin merged with Creative Masters International Inc., a manufacturer of replica cars. From July 1994 until April 1997, he was also treasurer-secretary of Soft Sail Wind Power Inc., newly established company engaged in wind energy research and development activities. From December 1996 until December 1998, he was president and director of Coral Development Corp., a public company which merged with Omnicomm Systems Inc., a company engaged in the computer software/internet field. He was president of Excess Materials Inc, a 70% owned subsidiary of the Registrant engaged in the internet commerce field from 1999 until early 2002 when Excess Materials operated were closed and the company liquidated.

Anne Seidenfeld, Treasurer, Secretary and Director, received her diploma from Washington Irving High School, New York City, in 1931. Mrs. Seidenfeld is the Treasurer, Secretary and Director of Daine Industries, Inc. She was treasurer and secretary of Excess Materials Inc until Excess Material's operations were terminated and the company liquidated. She was treasurer, secretary and director of Coral Development Corp. from December 1996 to December 1998 and was Treasurer, Secretary and Director of Davin Enterprises Inc. from 1987 until December 1997. She was treasurer and director of Lite King Corp until March 2001 when Lite King Corp merged with National Cabling Services Inc.

Gerald Kaufman, Director, has been a practicing attorney for over thirty years. He has served as a director of the Registrant, along with being a director of Daine Industries Inc. since 1990 and a director of Lite King Corp from 1998 until March 2001. He has also been a director of American Mayflower Life Insurance Co. since 1973.

Arthur Seidenfeld is the son of Anne Seidenfeld.









Item 11.  Management Executive Compensation.

During the fiscal year ended June 30, 2002, management salaries were as follows:

Anne Seidenfeld - Treasurer/Secretary        $7,200
Arthur Seidenfeld- President                $31,378

During the year ended June 30, 2001, Anne Seidenfeld, pursuant to an oral agreement with the Company earned $7,200 as an annual salary. Arthur Seidenfeld, the Registrant's present earned a salary of $31,378, pursuant to an oral agreement with the Company.

                               PART IV

Item 12. Security Ownership of Certain Beneficial Owners and Management.

a. The following are known to Registrant to be beneficial owners of 5% or more of the Registrant's common stock.

Title of Class of Common Stock

                                Amount & Nature of        Percentage
Name of Beneficial Owner       Beneficial Ownership        of Class
------------------------       --------------------       ----------
Arthur Seidenfeld
461 Beach 124 Street
Belle Harbor, New York              9,654,820                47.9%

Anne Seidenfeld
461 Beach 124 Street
Belle Harbor, New York              2,426,500                12.0%

All Officers and
Directors as a Group (3)           12,081,320                59.9%

b.  The shares owned by management are as follows:

Common Stock.

                                Amount & Nature of        Percentage
Name of Beneficial Owner       Beneficial Ownership        of Class
------------------------       --------------------       ----------
Arthur Seidenfeld                   9,654,820                47.9%

Anne Seidenfeld                     2,426,500                12.0%










Item 13.  Certain Relationships and Related Transactions:

For the year ended June 30, 1998, the Registrant received management fees from Davin Enterprises, Inc., amounting to $3,200. Arthur Seidenfeld, President and a director of the Registrant owned 44,063 of the outstanding shares of Davin Enterprises, Inc. Anne Seidenfeld, Treasurer-Secretary and a director of the Registrant owned 5,470 of the outstanding shares of Davin Enterprises, Inc. Davin Enterprises, Inc.'s name was changed to Creative Master International Inc. after Creative Master Inc. merged with Davin Enterprises, Inc. Arthur Seidenfeld and Anne Seidenfeld sold the shares they held in Davin Enterprises Inc. in 1999.

     MODERN TECHNOLOGY CORP.
      INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
     FILED WITH THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K.

Item 14.  Exhibits

Financial Statements and Schedules and Reports on Form 8-K.

ACCOUNTANT'S REPORT
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2002 AND JUNE 30, 2001
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD JULY 1, 1999 TO JUNE 30, 2002.
CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2002, 2001, 2000.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Other schedules not submitted are omitted, because the information is included elsewhere in the financial statements or the notes thereto, or the conditions requiring the filing of these schedules are not applicable.

Supplemental information to be furnished with reports filed pursuant to
Section 15 (d) of the Securities Act of 1934 by Registrant which have not registered securities pursuant to Section 12 of the Securities Act of 1934.

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

                          MODERN TECHNOLOGY CORP.


                         By: Arthur J. Seidenfeld
                  President, Principal Executive Officer
                     And Principal Financial Officer
                        Dated: September 3, 2002


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                               Title                    Date
----                               -----                    ----
Arthur Seidenfeld          President and Director       Sept. 3, 2002

Anne Seidenfeld            Treasurer, Secretary and
                            Director                    Sept. 3, 2002

Gerald Kaufman             Director                     Sept. 3, 2002


































                      MODERN TECHNNOLOGY CORP.

                        FINANCIAL STATEMENTS

                       JUNE 30, 2002 AND 2001





















































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


























           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
           --------------------------------------------------


Board of Directors and Stockholders
MODERN TECHNOLOGY CORP.
Belle Harbor, New York


We have audited the accompanying consolidated balance sheets of MODERN TECHNOLOGY CORP. as at June 30, 2002 and 2001 and the related consolidated statements of operations and stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of MODERN TECHNOLOGY CORP. at June 30, 2002 and 2001, and the consolidated results of its operations and cash flows for the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.



                                           GREENBERG & COMPANY LLC

Springfield, New Jersey
July 15, 2002




                                                             Page 1 of 11



                        MODERN TECHNOLOGY CORP.
                      CONSOLIDATED BALANCE SHEETS
                                                       June 30,
                                                  2002         2001
                                               ----------   ----------
                              A S S E T S
CURRENT ASSETS
  Cash and Cash Equivalents                     $ 378,556    $ 472,617
  Investments, Trading Securities                  20,739          -0-
                                                ---------    ---------
                                                  399,295      472,617
                                                ---------    ---------

EQUIPMENT - At Cost                                15,660       15,405
  Less:  Accumulated Depreciation                 (13,136)     (12,005)
                                                ---------    ---------
                                                    2,524        3,400
                                                ---------    ---------
OTHER ASSETS
  Investments, At Cost                            184,406      116,800
  Investments, at Equity                              -0-       26,508
  Other Assets                                        -0-          443
  Goodwill, net                                       -0-      139,406
                                                ---------    ---------
                                                  184,406      283,157
                                                ---------    ---------
TOTAL ASSETS                                    $ 586,225    $ 759,174
                                                =========    =========

   L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES
  Accrued Expenses                              $   3,200    $   5,500
  Income Tax Payable                                  -0-        3,564
                                                ---------    ---------
    Total Current Liabilities                       3,200        9,064
                                                ---------    ---------
MINORITY INTEREST                                     -0-          300
                                                ---------    ---------
STOCKHOLDERS' EQUITY
  Common Stock Par Value $.0001
    Authorized:  150,000,000 Shares
    Issued and Outstanding:  20,150,000 Shares      2,015        2,015
  Paid-In Capital                                 495,161      495,161
  Retained Earnings                                85,849      252,634
                                                ---------    ---------
                                                  583,025      749,810
                                                ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 586,225    $ 759,174
                                                =========    =========

See accompanying summary of accounting policies and notes to financial statements.
                                                             Page 2 of 11



                        MODERN TECHNOLOGY CORP.
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE PERIOD JULY 1, 1999 TO JUNE 30, 2002



                         Common Stock                             Total
                                   Par                            Stock-
                        # of      Value    Paid-In    Retained   holders'
                       Shares     $.0001   Capital    Earnings    Equity
                     ----------   ------   --------   --------   --------

BALANCES AT
JULY 1, 1999         20,150,000   $2,015   $495,161   $319,846   $817,022

Net Income (Loss)
for the Year Ended
June 30, 2000                                          (39,216)   (39,216)
                     ----------   ------   --------   --------   --------
BALANCES AT
JUNE 30, 2000        20,150,000    2,015    495,161    280,630    777,806

Net Income (Loss)
for the Year Ended
June 30, 2001                                          (27,996)   (27,996)
                     ----------   ------   --------   --------   --------
BALANCES AT
JUNE 30, 2001        20,150,000    2,015    495,161    252,634    749,810

Dividends of Equity
Investment Stock                                      (178,864)  (178,864)

Net Income (Loss)
For the Year Ended
June 30, 2002                                           12,079     12,079
                     ----------   ------   --------   --------   --------
BALANCES AT
JUNE 30, 2002        20,150,000   $2,015   $495,161   $ 85,849   $583,025
                     ----------   ------   --------   --------   --------











See accompanying summary of accounting policies and notes to financial statements.
                                                             Page 3 of 11



                           MODERN TECHNOLOGY CORP.
                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                        For The Years Ended June 30,
                                       2002         2001         2000
                                    ----------   ----------   ----------
REVENUES

  Interest Income                   $    8,287   $   35,517   $   43,812
  Realized Gain-Trading Securities     102,430       65,683          -0-
  Unrealized Gain - Trading
   Securities                           14,814          -0-          -0-
                                    ----------   ----------   ----------
                                       125,531      101,200       43,812
                                    ----------   ----------   ----------
EXPENSES

Officers' Salaries                      38,578       26,660        7,000
General and Administrative
  Expenses                              71,549       54,745       79,138
Equity in Loss of Affiliate                -0-       15,314          -0-
Goodwill amortization                      -0-       27,881          -0-
                                    ----------   ----------   ----------
                                       110,127      124,600       86,138
                                    ----------   ----------   ----------

INCOME (LOSS) BEFORE TAXES              15,404      (23,400)     (42,326)
Income Tax Expense (Benefit)             3,325        4,596       (3,110)
                                    ----------   ----------   ----------
NET INCOME (LOSS)                   $   12,079   $  (27,996)  $  (39,216)
                                    ==========   ==========   ==========

INCOME (LOSS) PER SHARE - BASIC
  AND DILUTED                              NIL          NIL          NIL
                                    ==========   ==========   ==========
NUMBER OF WEIGHTED AVERAGE
SHARES OUTSTANDING - BASIC
  AND DILUTED                       20,150,000   20,150,000   20,150,000
                                    ==========   ==========   ==========









See accompanying summary of accounting policies and notes to financial statements.
                                                             Page 4 of 11



                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For The Years Ended June 30,
                                             2002       2001        2000
                                          ---------  ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                        $ 12,079   $(27,996)   $(39,216)
 Adjustments to Reconcile Net Income
  to Net Cash Provided By (Used In)
  Operating Activities:
   Depreciation & Amortization              16,530     28,879         832
   Equity in Loss of Affiliate                 -0-     15,314         -0-
   Realized Gain                          (102,430)   (65,683)        -0-
   Unrealized Gain                         (14,814)       -0-
   Changes in Assets and Liabilities:
    Decrease (Increase) in Other Current
     Assets                                    -0-      5,000      17,360
    Decrease (Increase) in Other Assets        443        120         (85)
    Increase (Decrease) Accrued
     Expenses and Taxes                     (6,164)      (936)    (75,839)
                                          --------   --------    --------
 Net Cash Provided By (Used In)
  Operating Activities                     (94,356)   (45,302)    (96,948)
                                          --------   --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital Expenditures                         (255)    (1,905)        -0-
 (Purchase) Sale of Securities             110,904    165,683         -0-
 Purchase of Investment at Equity         (110,354)  (309,109)        -0-
                                          --------   --------    --------
 Net Cash (Used In) Provided By
  Investing Activities                         295   (145,331)        -0-
                                          --------   --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital Contribution - Minority Interest      -0-        -0-         300
                                          --------   --------    --------
Net Cash (Used In) Provided By
 Financing Activities                          -0-        -0-         300
                                          --------   --------    --------
Net Increase (Decrease) in Cash
 and Cash Equivalents                      (94,061)  (190,633)    (96,648)
Cash and Cash Equivalents,
 Beginning of Year                         472,617    663,250     759,898
                                          --------   --------    --------
CASH AND CASH EQUIVALENTS,
 END OF YEAR                              $378,556   $472,617    $663,250
                                          ========   ========    ========
Supplemental Disclosures Of Cash Flow Information
 Cash Paid During The Period For:
 Taxes                                    $  3,440   $  1,033    $ 40,405
 Interest                                      -0-   $    -0-    $    -0-

Noncash Investing and Financial Transactions:
 Conversion of Notes Receivable to
  Investment                              $    -0-   $100,000    $    -0-
 Dividend of Equity Investment Stock      $178,864   $    -0-    $    -0-

See accompanying summary of accounting policies and notes to financial statements.
                                                             Page 5 of 11



                         MODERN TECHNOLOGY CORP.
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000


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

         BASIS OF PRESENTATION

         In April 1999 the Company formed a subsidiary named Excess Materials Inc. (Excess). Excess accounts are included in the consolidated financial statements at March 31, 2002 and June 30, 2001, and 2000. Modern owns 70% of Excess. Arthur Seidenfeld (Modern's president) owns 10% of Excess, Anne Seidenfeld (Arthur's mother and secretary/treasurer of Modern) owns 10% of Excess and a relative of Mr. Seidenfeld owns 10% of Excess.

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

                        MODERN TECHNOLOGY CORP.
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                             (Continued)

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

                        MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                             (Continued)

         ADVERTISING

         Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2002, 2001, and 2000 was $-0-, $2,345, and $-0-, respectively.

Note 3:  CONCENTRATIONS OF CREDIT RISK

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash.

         At June 30, 2002 and June 30, 2001, the Company had deposits in various financial institutions totaling a bank balance of $400,937 and $592,796, respectively. Of the bank balance, up to $2,955 and $4,127 was covered by federal depository insurance. The remaining balance was uninsured and uncollateralized. At times during the year and at June 30, 2002 and June 30, 2001, the Company had funds on deposit with banks that were uninsured and uncollateralized, as a result, funds are at risk of loss. The Company has not experienced any losses in such accounts and believes they are not exposed to any significant credit risk on cash and cash equivalents. The carrying amount of these deposits in the accompanying financial statements was $378,556 and $472,617 at June 30, 2002 and June 30, 2001 respectively.

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

         During the quarter ended December 31, 2001, the investment in 701,071 shares of common stock of Lite King Corp. (LKC) was considered a trading security in accordance with Financial accounting Standard (FAS) 115. LKC shares are traded on the NASD over the counter bulletin board system. The cost of these shares is $14,021. During the year ended June 30, 2002, 423,693 shares of LKC stock were sold generating a realized gain of $102,430. The total unrealized gain on LKC stock was $14,814 at June 30, 2002.

                        MODERN TECHNOLOGY CORP.
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                              (Continued)

NOTE 5:  INVESTMENT IN EQUITY SECURITIES (At Cost)

         Investments in Non Marketable Equity Securities consist of the following:
                                            June 30,   June 30,
                                              2002       2001
                                            --------   --------
              Investment in 360,000
              restricted shares in
              Daine Industries, Inc.        $  1,431   $ 15,900

              Investment in 117,250 (18%)
              restricted shares in
              Scientio Inc.                   82,075        -0-

              Investments 5% of
              total shares in Interactive
              Medicine Inc.                  100,000    100,000

              Investments in other
              restricted securities              900        900
                                            --------   --------
                                            $184,406   $116,800
                                            ========   ========

NOTE 6:  INVESTMENT IN EQUITY SECURITIES (At Equity)

         Investments in Non Marketable Equity Securities consist of the following:
                                            June 30,   June 30,
                                              2002       2001
                                            --------   --------
              Investment in 20% of
              total shares in
              Scientio Inc.                 $    -0-   $ 26,508
                                            --------   --------
                                            $    -0-   $ 26,508
                                            ========   ========

         Since Modern owns 20% of Scientio Inc., the investment is accounted for under the equity method. There were no intercompany transactions between Modern and Scientio. Since the net assets of Scientio were less than Modern's investment, the excess of the pro rata net assets of Scientio was recorded as goodwill of $183,352 and $167,287 at September 30, 2001 and June 30, 2001,
         respectively. Goodwill was being amortized over three years using straight line. Goodwill amortization was $15,279 for six months ended December 31, 2001 and $27,881 during the year ended June 30, 2001.

         During the first week of October 2001, the stock of Scientio Inc. was distributed to the shareholders of Modern as a taxable dividend. The total dividend was $178,864. Modern did not recognize any gain or loss on the distribution of Scientio Inc. stock. As of June 30, 2002 Modern owned 117,250 restricted shares in Scientio Inc.
                                                             Page 9 of 11



                        MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                             (Continued)

NOTE 7:  INCOME TAX EXPENSE (BENEFIT)

         The provision for income taxes is comprised of the following:

                                         6/30/02   6/30/01   6/30/00
                                         -------   -------   -------
           Current                       $ 3,325   $ 6,633   $   405
           Deferred                          -0-    (2,037)   (3,515)
                                         -------   -------   -------
                                         $ 3,325   $ 4,596   $(3,110)
                                         =======   =======   =======

         The provision for income taxes differs from the amount computed by applying the statutory federal income rate as follows:

                                         6/30/02   6/30/01   6/30/00
                                         -------   -------   -------
           Expected statutory amount     $ 1,938   $   -0-   $   -0-
           Net operating loss                -0-    (2,037)   (3,515)
           State income taxes, net
             of federal benefit            1,387     3,655       405
                                         -------   -------   -------
                                         $ 3,325   $ 4,596   $(3,110)
                                         =======   =======   =======

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

         The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                         6/30/02   6/30/01
                                         -------   -------
           Deferred tax assets:
             Net operating loss
              carry forwards             $18,000   $18,000
             Amortization of Intangibles   8,412     8,412
            Investment loss                4,620     4,620
                                         -------   -------
              Gross deferred tax assets   31,032    31,032
           Valuation allowance           (31,032)  (31,032)
                                         -------   -------
             Net deferred tax assets     $   -0-   $   -0-
                                         =======   =======

         The net operating loss of approximately $39,000 expires in the year ended June 30, 2021. The amortization of intangibles and investment loss result from the accounting treatment required by GAAP for equity method investments. The tax benefits have been fully reserved due to a lack of consistent operating profitability.

                                                             Page 10 of 11



                       MODERN TECHNOLOGY CORP.
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                             (Continued)

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

































                                                             Page 11 of 11