Form 10-Q
period 2002-09-30
MODERN TECHNOLOGY CORP
filed 2002-10-28
CIK 711422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Act of 1934

For the quarterly period ended September 30, 2002 or

/ / Transition report pursuant to Section 13 or 15 (d) of the Securities Act of 1934

For the transition period from            to

Commission File number 2-80891-NY

                         MODERN TECHNOLOGY CORP.
          -----------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter

                       Nevada                    11-2620387
          -----------------------------------------------------
          (State or other jurisdiction of     (I.R.S. Employer
           Incorporation or Organization)      Identification Number)

            P.O. Box 940007, Belle Harbor, New York 11694-0007
          -----------------------------------------------------
          (Address of Principal Executive Office)    (Zip Code)

                              (718) 318-0994
          -----------------------------------------------------
          (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past ninety days. Yes / X/.
No /   /.

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes /   /    No /   /

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 20,150,000.

                                   10Q-1
















                        MODERN TECHNNOLOGY CORP.

                          FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002

















                        I N D E X





                                                   Page


CONSOLIDATED BALANCE SHEETS                          1


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY       2


CONSOLIDATED STATEMENTS OF OPERATIONS                3


CONSOLIDATED STATEMENTS OF CASH FLOWS                4


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS     5-10


                          MODERN TECHNOLOGY CORP.
                        CONSOLIDATED BALANCE SHEETS

                                                   Sept. 30,    June 30,
                                                     2002         2002
                                                  (Unaudited)
                                                  -----------   --------
                              A S S E T S

CURRENT ASSETS
  Cash and Cash Equivalents                       $ 372,019    $ 378,556
  Investments, Trading Securities                       579       20,739
                                                  ---------    ---------
                                                    372,598      399,295
                                                  ---------    ---------

EQUIPMENT - At Cost                                  15,660       15,660
  Less:  Accumulated Depreciation                   (13,422)     (13,136)
                                                  ---------    ---------
                                                      2,238        2,524
                                                  ---------    ---------
OTHER ASSETS
  Investments, at Cost, Net of $100,000 and
   $-0- Valuation Allowance as of September 30,
   2002 and June 30, 2002, respectively              84,406      184,406
                                                  ---------    ---------
                                                     84,406      184,406
                                                  ---------    ---------

TOTAL ASSETS                                      $ 459,242    $ 586,225
                                                  =========    =========

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES
  Accrued Expenses                                $   3,200    $   3,200
                                                  ---------    ---------
    Total Current Liabilities                         3,200        3,200
                                                  ---------    ---------
STOCKHOLDERS' EQUITY
  Common Stock Par Value $.0001
    Authorized:  150,000,000 Shares
    Issued and Outstanding:  20,150,000
      Shares                                          2,015        2,015
  Paid-In Capital                                   495,161      495,161
  Retained Earnings (Deficit)                       (41,134)      85,849
                                                  ---------    ---------
                                                    456,042      583,025
                                                  ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 459,242    $ 586,225
                                                  =========    =========
See accompanying summary of accounting policies and notes to financial statements.
                                                              Page 1 of 10


                          MODERN TECHNOLOGY CORP.
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD JULY 1, 2001 TO SEPTEMBER 30, 2002




                        Common Stock                               Total
                                    Par               Retained    Stock-
                       # of        Value    Paid-In   Earnings    holders'
                       Shares     $.0001    Capital   (Deficit)   Equity
                     ----------   ------   --------   ---------   --------

BALANCES AT
JULY 1, 2001         20,150,000   $2,015   $495,161   $252,634   $749,810

Dividends of Equity
Investment Stock                                      (178,864)  (178,864)

Net Income (Loss)
for the Year Ended
June 30, 2002                                           12,079     12,079
                     ----------   ------   --------   --------   --------

BALANCES AT
JUNE 30, 2002        20,150,000    2,015    495,161    85,849     583,025

Net Income (Loss)
for the Three
Months Ended
September 30, 2002
(Unaudited)                                           (126,983)  (126,983)
                     ----------   ------   --------   --------   --------

BALANCE AT
SEPTEMBER 30, 2002
(Unaudited)          20,150,000   $2,015   $495,161   $(41,134)  $456,042
                     ==========   ======   ========   ========   ========













See accompanying summary of accounting policies and notes to financial statements.
                                                              Page 2 of 10


                          MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)


                                                    For The Three Months
                                                     Ended September 30,
                                                      2002        2001
                                                   ---------   ----------
REVENUES
  Interest Income                                 $    1,304   $    3,385
  Realized Gain - Trading Securities                     183          -0-
                                                  ----------   ----------
                                                       1,487        3,385
                                                  ----------   ----------
EXPENSES

  Officers' Salaries                                  10,554        8,095

  General and Administrative
    Expenses                                           8,361        9,897

  Unrealized Loss - Trading Securities                 9,555          -0-

  Unrealized Loss - Investment, at Cost              100,000          -0-

  Goodwill Amortization                                  -0-       15,279
                                                  ----------   ----------
                                                     128,470       33,271
                                                  ----------   ----------
INCOME (LOSS) BEFORE TAXES                          (126,983)     (29,886)
  Income Tax Expense (Benefit)                           -0-        1,381
                                                  ----------   ----------

NET INCOME (LOSS)                                 $ (126,983)  $  (31,267)
                                                  ==========   ==========

INCOME (LOSS) PER SHARE - BASIC
  AND DILUTED                                           (.01)         NIL
                                                  ==========   ==========

NUMBER OF WEIGHTED AVERAGE
  SHARES OUTSTANDING                              20,150,000   20,150,000
                                                  ==========   ==========







See accompanying summary of accounting policies and notes to financial statements.
                                                              Page 3 of 10


                          MODERN TECHNOLOGY CORP.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                    For The Three Months
                                                     Ended September 30,
                                                     2002          2001
                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                 $(126,983)    $ (31,267)
Adjustments to Reconcile Net Income
 to Net Cash Provided By (Used In)
 Operating Activities:
   Depreciation & Amortization                          286        15,552
   Realized Gain - Trading Securities                  (183)          -0-
   Unrealized Loss - Trading Securities               9,555           -0-
   Unrealized Loss - Investment at Cost             100,000           -0-
  Changes in Assets and Liabilities:
   Decrease (Increase) in Other Assets                  -0-           145
   Increase (Decrease) Accrued
     Expenses and Taxes                                 -0-        (4,772)
                                                  ---------     ---------
Net Cash Provided By (Used In)
  Operating Activities                              (17,325)      (20,342)
                                                  ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                    -0-          (255)
(Purchase) Sale of Securities                        10,788           -0-
Purchase of Investment                                  -0-       (20,082)
                                                  ---------     ---------
Net Cash (Used In) Provided By
 Investing Activities                                10,788       (20,337)
                                                  ---------     ---------
Net Increase (Decrease) in Cash
 and Cash Equivalents                                (6,537)      (40,679)
Cash and Cash Equivalents,
 Beginning of Year                                  378,556       472,617
                                                  ---------     ---------
CASH AND CASH EQUIVALENTS,
 END OF YEAR                                      $ 372,019     $ 431,938
                                                  =========     =========

Supplemental Disclosures Of Cash Flow Information
 Cash Paid During The Period For:
  Taxes                                           $     -0-     $   1,301
  Interest                                        $     -0-     $     -0-





See accompanying summary of accounting policies and notes to financial statements.
                                                              Page 4 of 10


                          MODERN TECHNOLOGY CORP.
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                              (Unaudited)

NOTE 1:  ORGANIZATION AND NATURE OF OPERATIONS

         Modern Technology Corp. (Modern) is a Nevada corporation. Modern is engaged in aiding prospective clients in obtaining financing and in providing managerial services to client companies. Modern's office is located in New York.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ACCOUNTING POLICIES

         Modern Technology Corp.'s accounting policies conform to U.S. generally accepted accounting principles. Significant policies followed are described below.

         BASIS OF PRESENTATION

         In April 1999 the Company formed a subsidiary named Excess Materials Inc. (Excess). Excess accounts are included in the consolidated financial statements at September 30, 2001 and June 30, 2002. Modern owns 70% of Excess. Arthur Seidenfeld (Modern's president) owns 10% of Excess, Anne Seidenfeld (Arthur's mother and secretary/treasurer of Modern) owns 10% of Excess and a relative of Mr. Seidenfeld owns 10% of Excess.

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

                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                              (Unaudited)
                              (Continued)

         NOTE RECEIVABLE

         During the year ended June 30, 1999 the Company purchased a $100,000 convertible note in Omnicomm Systems Inc. (Omnicomm). The note carries a 10% annual interest rate and is convertible at the Company's option into 80,000 shares of Omnicomm common stock. The note matures in 2004. During the three months ended September 30, 2000, the Company exercised its right to convert the $100,000 convertible note in Omnicomm to 80,000 shares of Omnicomm common stock. The Company sold all of Omnicomm common stock. As of September 30, 2001, the Company held no Omnicomm common stock.

         PROPERTY AND EQUIPMENT

         Renewals and betterments are capitalized; maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight line method over the asset's estimated useful life, which generally approximates 5 years.

         ESTIMATES IN FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                               (Unaudited)
                               (Continued)

         ADVERTISING

         Advertising costs are expensed as incurred. Advertising expense for the three months ended September 30, 2002 and 2001 was $-0-, and $-0-, respectively.

NOTE 3:  CONCENTRATIONS OF CREDIT RISK

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash.

         At September 30, 2002 and June 30, 2002, the Company had deposits in various financial institutions totaling a bank balance of $371,446 and $400,937, respectively. Of the bank balance, up to $1,369 and $2,955 was covered by federal depository insurance. The remaining balance was uninsured and uncollateralized. At times during the three months ended September 30, 2002 and year ended June 30, 2002, the Company had funds on deposit with banks that were uninsured and uncollateralized, as a result, funds are at risk of loss. The Company has not experienced any losses in such accounts and believes they are not exposed to any significant credit risk on cash and cash equivalents. The carrying amount of these deposits in the accompanying financial statements was $372,019 ad $378,556 at September 30, 2002 and June 30, 2002 respectively.

NOTE 4:  MARKETABLE SECURITIES

         During the quarter ended December 31, 2001, the investment in 701,071 shares of common stock of Lite King Corp. (LKC) was considered a trading security in accordance with Financial Accounting Standard (FAS) 115. LKC shares are traded on the NASD over the counter bulletin board system. The cost of these shares is $14,021. During the year ended June 30, 2002, 423,693 shares of LKC stock were sold generating a realized gain of $102,430. The total unrealized gain on LKC stock was $14,814 at June 30, 2002. During the three months ended September 30, 2002, 151,500 shares of LKC stock were sold generating a realized gain of $183. The total unrealized loss on LKC stock was $9,555 at September 30, 2002.

                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                (Unaudited)
                                (Continued)

NOTE 5:  INVESTMENT IN EQUITY SECURITIES (At Cost)

         Investments in Non Marketable Equity Securities consist of the following:
                                             Sept. 30,   June 30,
                                               2002        2002
                                             ---------   --------
                  Investment in 360,000
                  restricted shares in
                  Daine Industries, Inc.     $   1,431   $  1,431

                  Investment in 117,250 (18%)
                  restricted shares in
                  Scientio Inc.                 82,075     82,075

                  Investment in 5% of
                  total shares in Interactive
                  Medicine Inc. net of
                  $100,000, and $-0- valuation
                  allowance as of September 30,
                  2002 and June 30, 2002,
                  respectively                     -0-    100,000

                  Investments in other
                  restricted securities            900        900
                                             ---------   --------
                                             $  84,406   $184,406
                                             =========   ========

         The Company has established a valuation allowance of $100,000, and $-0- against its investment in Interactive Medicine Inc. to reflect the uncertainty of the fair market value of the investment as of September 30, 2002 and June 30, 2002, respectively.

NOTE 6:  INCOME TAX EXPENSE (BENEFIT)

         The provision for income taxes is comprised of the following:

                                             9/30/02     9/30/01
                                             -------     -------
                  Current                    $   -0-     $ 1,381
                  Deferred                       -0-         -0-
                                             -------     -------
                                             $   -0-     $ 1,381
                                             =======     =======

         The provision for income taxes differs from the amount computed by applying the statutory federal income rate as follows:

                                             9/30/02     9/30/01
                                             -------     -------
                  Expected statutory amount  $   -0-     $   -0-
                  Net operating loss             -0-         -0-
                  Unrealized gains               -0-         -0-
                  State income taxes, net
                   of federal benefit            -0-       1,381
                                             -------     -------
                                             $   -0-     $ 1,381
                                             =======     =======

                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                               (Unaudited)
                               (Continued)

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards.

         The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                              9/30/02    6/30/02
                                              -------    -------

               Deferred tax assets:
                 Net operating loss
                  carry forwards             $ 76,000    $18,000
                 Amortization of Intangibles      -0-      8,412
                 Investment loss                4,300      4,620
                                             --------    -------
                 Gross deferred tax assets     80,300     31,032
               Valuation allowance            (80,300)   (31,032)
                                             --------    -------
                 Net deferred tax assets     $    -0-    $   -0-
                                             ========    =======

         The accumulated net operating loss of approximately $182,000 expires in the year ended June 30, 2021. The tax benefit has been fully reserved due to a lack of consistent operating profitability.

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

                          MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                               (Unaudited)
                               (Continued)

NOTE 9:  INTERIM FINANCIAL REPORTING

         The unaudited financial statements of the Company for the period July 1, 2002 to September 30, 2002 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

Part 1. Financial Information.

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

     During March 1999, the Registrant established a subsidiary entitled Excess Materials, Inc. ("Excess Materials"). Excess Materials was an electronic internet marketplace for corporate buyers and sellers of food commodities, equipment, metals, industrial supplies, animal hides and textile items. Excess Materials was to derive revenues from commissions paid by the seller on completed transactions. During the fiscal year ended June 30, 2002, the Registrant closed down the operations of Excess and liquidated the company. Excess did not generate any revenues during its approximate 3 year history. At the time of its termination, Excess had approximately 620 registered members.

   During the three months ended September 30, 2002, the Registrant had a net loss of $126,983, as compared with a net loss of $31,267 for the three months ended September 30, 2001. For the three months ended September 30, 2002, the Registrant had total revenues of $1,487 as compared with revenues of $3,385 for the three month period ended September 30, 2001.

     The net loss for the three months ended September 30, 2002 can be attributed to the following: an unrealized loss of $9,555 reflecting a market price for the shares the Registrant owns in Lite King Corp, whose shares began trading on the OTC Bulletin Board during the quarter ended December 31,2001 and an unrealized loss of $100,000 reflecting a valuation allowance against its investment in shares of Interactive Medicine Inc. to reflect the uncertainty of the fair market value of the investment as of September 30, 2002. During the three months ended September 30, 2002, the Registrant's revenues were attributed to the following items: realized gain from the sale of securities (Lite King Corp.) of $183 and interest income of $1,304.

    During the three months ended September 30, 2002, expenses amounted to $18,915 attributable to the following items: Officers' salaries of $10,554 and general and administrative expenses of $8,361. For the three months ended September 30, 2001, officers salaries amounted to $8,095, general and administrative expenses of $9,897, and goodwill amortization of $15,279 in connection with the Registrant's 20% ownership interest in Scientio, Inc. General and administrative expenses can be attributed primarily to legal and accounting fees.



     During the three months ended September 30, 2002, the Registrant's president, Arthur Seidenfeld received a salary of $8,754; during the three months ended September 30, 2001 he received a salary of $6,295. Anne Seidenfeld, the Registrant's treasury-secretary received a salary of $1,800 for the three months ended September 30, 2002 and 2001. She has declared that she will not take any additional salary for the fiscal year ended June 30, 2003. The cash and cash equivalent balances along with holdings of U.S. treasury obligations of the Registrant as of September 30, 2002 and June 30, 2002 were $372,019 and $378,556 respectively.

     The Registrant signed a consulting agreement on December 8, 2000 to invest $238,500 in exchange for 403,000 shares of Scientio Inc., ("Scientio"), a United Kingdom based development stage company engaged in developing a line of software products (XML products). The shares received by the Registrant represented a 20% ownership interest in Scientio. Scientio was a newly formed U.S. company established in the state of Delaware with operations conducted in the United Kingdom. Scientio generated revenues of $2,700 during the quarter ended June 30, 2002. Before the quarter ended June 30, 2002, Scientio did not generate any revenues.

     Scientio registered the shares owned by the Registrant under the Securities Act, for distribution and trading. During the first week of October 2001, the Registrant distributed its 403,000 share position in Scientio to its shareholders in a dividend spinoff transaction. The Registrant covered registration costs and expenses in connection with the preparation and filing of the proposed registration statement of the Scientio shares.

     An investment of $188,500 by the Registrant was used by Scientio to complete and test its initial XML software products and enable Scientio to begin a marketing program. Scientio's XML Miner and XML Rule products have been targeted to software developers as they relate to the field of data mining. In the consolidated statement of operations for the year ended June 30, 2001, the Registrant had recorded goodwill amortized amounting to $27,881 and has recorded its share of Scientio's loss amounting to $15,314. On the consolidated balance sheet at June 30, 2001, part of the Registrant's investment in Scientio has been carried as Goodwill- $139,406.

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



Scientio has received a 27% ownership interest in Scientio Inc BVI with the family of Andrew Edmonds receiving a 73% ownership interest. Anneke Edmonds, Andrew Edmonds' wife returned 1,541,850 shares of Scientio, retaining a 50,000 share ownership interest in Scientio. As a result, the outstanding shares of Scientio was reduced to 661,900 shares from approximately 2.2 million shares. Scientio is presently offering itself as a reporting trading public company for merger with a private company. During the six month period ended June 30, 2002, the Registrant purchased 117,250 shares of Scientio for $82,075 (70 cents per share). The Registrant presently owns 17.7% of the outstanding shares of Scientio.

     The Registrant signed a consulting agreement on March 19, 2001 with Interactive Medicine, Inc. ("Interactive"), a Florida based development stage company engaged in the healthcare Internet business. The Registrant invested $100,000 and received 790,604 shares of Interactive, representing a 5% ownership interest in Interactive. Interactive aggregates medical opinion leaders, physician peer groups, shared content and commerce into specific web based communities, each a Healthcare Channel. With its proprietary technology, consisting of a set of Internet-based connectivity tools and solutions, it intended to become a medical specialty network used by doctors and other healthcare providers.

     Interactive, on February 11, 2002, filed a form SB-2 registration statement to register the shares owned by the Registrant under the Securities Act, for distribution and trading. Upon the effective date of the filed Registration Statement, the Registrant intends to distribute its 790,604 share position in Interactive to its shareholders in a transaction similar to the Scientio distribution discussed earlier in this management's discussion. Interactive received a comment letter related to its registration statement some months ago.

     To date, Interactive has not filed an amendment to its registration statement. Management of the Registrant has no knowledge as to whether Interactive intends to complete the registration process. As a result, the Registrant has established a valuation allowance of $100,000 against its investment in Interactive shares to reflect the uncertainty of the fair market value of its investment. No assurance can be given that Interactive's Registration Statement will be declared effective and the Registrant will be able to distribute its shares in Interactive to the Registrant's shareholders.

     On March 9, 2001, Lite King Corp ("Lite King") through a wholly owned subsidiary acquired all of the assets and subsidiaries of National Cabling Services, Inc. ("National Cabling"). At the completion of the merger, shareholders of National Cabling received 5,149,029 shares of Lite King. Upon signing the merger agreement, the officers and directors of Lite King resigned (the same officers and directors of the Registrant), and were replaced by officers and directors of National Cabling. National Cabling's principal business activity is the design and installation of cabling for computer networks (fiber optic).

     Lite King's shares are listed for trading on the OTC Bulletin Board (symbol LKNGE). As of September 30, 2002, the Registrant owned 151,500 shares of Lite King.



The Item 4. Controls and Procedures.

President, who is also chief executive and chief financial officer of the Registrant, has concluded based on his evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

     There was no significant changes in the Company's internal controls or in other factors that could significantly effect these controls subsequent to the date of such evaluation.

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

                         MODERN TECHNOLOGY CORP.

                        By: Arthur J. Seidenfeld
                     President, Chief Executive and
                        Chief Financial Officer
                            October 24, 2002



                             CERTIFICATIONS


I, Arthur J. Seidenfeld certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Modern
    Technology, Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

    b) any fraud whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 24,2002



                       /s/ Arthur J. Seidenfeld
                       ------------------------
                         Arthur J. Seidenfeld
                  President and Chief Executive Officer



                           CERTIFICATIONS



I, Arthur J. Seidenfeld certify that:

1.  I have reviewed the quarterly report on Form 10-Q of Modern
    Technology, Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

    b) any fraud whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 24 2002




                      /s/ Arthur J. Seidenfeld
                      ------------------------
                        Arthur J. Seidenfeld
                 President and Chief Financial Officer