Form 10-Q
period 2002-12-31
MODERN TECHNOLOGY CORP
filed 2003-01-31
CIK 711422

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF
1934

For the transition period from                 to

Commission file number 2-80891-NY

                        Modern Technology Corp.
         ------------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)

               Nevada                           11-2620387
         ------------------------------------------------------
         (State or other jurisdiction of   (I.R.S. Employer
          incorporation or Organization)      Identification Number)

           P.O. Box 940007, Belle Harbor, N.Y.     11694-0007
         ------------------------------------------------------
          (Address of principal executive office)   (Zip Code)

         Issuer's telephone number     (718) 318-0994
                                       --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past ninety days
[X ] Yes   [  ] No

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                           PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by
a court   [  ] Yes   [  ] No

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 20,150,000





















                        MODERN TECHNNOLOGY CORP.

                         FINANCIAL STATEMENTS

                           DECEMBER 31, 2002








































                              I N D E X



                                                  Page


CONSOLIDATED BALANCE SHEETS                         1


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY      2


CONSOLIDATED STATEMENTS OF OPERATIONS              3-4


CONSOLIDATED STATEMENTS OF CASH FLOWS               5


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS     6-11

























                        MODERN TECHNOLOGY CORP.
                      CONSOLIDATED BALANCE SHEETS

                                                    Dec. 31,     June 30,
                                                      2002        2002
                                                  -----------   ----------
                                                  (Unaudited)

                             A S S E T S

CURRENT ASSETS
  Cash and Cash Equivalents                         $344,582     $378,556
  Investments, Trading Securities                        -0-       20,739
  Other Receivable                                       715          -0-
                                                    --------     --------
                                                     345,297      399,295
                                                    --------     --------

EQUIPMENT - At Cost                                   15,660       15,660
  Less:  Accumulated Depreciation                    (13,708)     (13,136)
                                                    --------     --------
                                                       1,952        2,524
                                                    --------     --------
OTHER ASSETS
  Investments, at Cost, Net of $100,000 and
   $-0- Valuation Allowance as of December 31,
   2002 and June 30, 2002, respectively               84,406      184,406
                                                    --------     --------
                                                      84,406      184,406
                                                    --------     --------

TOTAL ASSETS                                        $431,655     $586,225
                                                    ========     ========

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES
  Accrued Expenses                                  $  3,200     $  3,200
                                                    --------     --------
   Total Current Liabilities                           3,200        3,200
                                                    --------     --------
STOCKHOLDERS' EQUITY
  Common Stock Par Value $.0001
   Authorized: 150,000,000 Shares
   Issued and Outstanding: 20,150,000
    Shares                                             2,015        2,015
  Paid-In Capital                                    495,161      495,161
  Retained Earnings (Deficit)                        (68,721)      85,849
                                                    --------     --------
                                                     428,455      583,025
                                                    --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $431,655     $586,225
                                                    ========     ========

See accompanying summary of accounting policies and notes to financial statements.
                                                              Page 1 of 11


                       MODERN TECHNOLOGY CORP.
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD JULY 1, 2001 TO DECEMBER 31, 2002

                           Common Stock                                      Total
                                      Par                      Retained      Stock-
                         # of        Value        Paid-In      Earnings     holders'
                        Shares       $.0001       Capital     (Deficit)      Equity
                       ----------   ----------   ----------   ----------   ----------
BALANCES AT
JULY 1, 2001           20,150,000   $    2,015   $  495,161   $  252,634   $  749,810

Dividends of Equity
Investment Stock                                                (178,864)    (178,864)

Net Income (Loss)
for the Year Ended
 June 30, 2002                                                    12,079       12,079
                       ----------   ----------   ----------   ----------   ----------

BALANCES AT
JUNE 30, 2002          20,150,000        2,015      495,161       85,849      583,025

Net Income (Loss)
for the Six
Months Ended
December 31, 2002
(Unaudited)                                                     (154,570)    (154,570)
                       ----------   ----------   ----------   ----------   ----------

BALANCE AT
DECEMBER 31, 2002
(Unaudited)            20,150,000   $    2,015   $  495,161   $  (68,721)  $  428,455
                       ==========   ==========   ==========   ==========   ==========

See accompanying summary of accounting policies and notes to financial statements.
                                                              Page 2 of 11


                       MODERN TECHNOLOGY CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)


                                                   For The Three Months
                                                     Ended December 31,
                                                     2002         2001
                                                  ----------   ----------
REVENUES
  Interest Income                                 $    1,281   $    2,117

  Realized Gain - Trading Securities                     -0-       14,343

  Unrealized Gains - Trading Securities                  -0-      511,782
                                                  ----------   ----------
                                                       1,281      528,242
                                                  ----------   ----------
EXPENSES

  Officers' Salaries                                   8,305        8,300

  General and Administrative
   Expenses                                           27,323       27,741

  Realized Loss - Trading Securities                     459          -0-
                                                  ----------   ----------
                                                      36,087       36,041
                                                  ----------   ----------
INCOME (LOSS) BEFORE TAXES                           (34,806)     492,201
  Income Tax Expense (Benefit)                        (7,219)     213,043
                                                  ----------   ----------
NET INCOME (LOSS)                                 $  (27,587)  $  279,158
                                                  ==========   ==========
INCOME (LOSS) PER SHARE - BASIC
  AND DILUTED                                            NIL          .01
                                                  ==========   ==========
NUMBER OF WEIGHTED AVERAGE
     SHARES OUTSTANDING                           20,150,000   20,150,000
                                                  ==========   ==========












See accompanying summary of accounting policies and notes to financial statements.
                                                              Page 3 of 11
                        MODERN TECHNOLOGY CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)


                                                     For The Six Months
                                                     Ended December 31,
                                                      2002        2001
                                                  ----------   ----------
REVENUES
  Interest Income                                 $    2,585   $    5,502

  Realized Gain - Trading Securities                     -0-       14,343

  Unrealized Gains - Trading Securities                  -0-      511,782
                                                  ----------   ----------
                                                       2,585      531,627
                                                  ----------   ----------
EXPENSES

  Officers' Salaries                                  18,859       16,395

  General and Administrative
   Expenses                                           35,684       37,638

  Realized Loss - Trading Securities                   9,831          -0-

  Unrealized Loss - Investment, at Cost              100,000          -0-

  Goodwill Amortization                                  -0-       15,279
                                                  ----------   ----------
                                                     164,374       69,312
                                                  ----------   ----------

INCOME (LOSS) BEFORE TAXES                          (161,789)     462,315
  Income Tax Expense (Benefit)                        (7,219)     214,424
                                                  ----------   ----------

NET INCOME (LOSS)                                 $ (154,570)  $  247,891
                                                  ==========   ==========
INCOME (LOSS) PER SHARE - BASIC
  AND DILUTED                                           (.01)         .01
                                                  ==========   ==========
NUMBER OF WEIGHTED AVERAGE
  SHARES OUTSTANDING                              20,150,000   20,150,000
                                                  ==========   ==========






See accompanying summary of accounting policies and notes to financial statements.
                                                           Page 4 of 11
                       MODERN TECHNOLOGY CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                                                    For The Six Months
                                                    Ended December 31,
                                                     2002         2001
                                                  ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                 $ (154,570)  $  247,891
Adjustments to Reconcile Net Income
 to Net Cash Provided By (Used In)
 Operating Activities:
  Depreciation & Amortization                            572       15,946
  Realized Gain on Investment                            -0-      (14,343)
  Unrealized Gains                                       -0-     (511,782)
  Realized Loss - Trading Securities                   9,831          -0-
  Unrealized Loss - Investment at Cost               100,000          -0-
 Changes in Assets and Liabilities:
  Decrease (Increase) in Other Current
   Assets                                                -0-       (4,325)
  Decrease (Increase) in Deferred Tax Assets             -0-      (22,212)
  Decrease (Increase) in Other Assets                   (715)      (9,335)
  Increase (Decrease) in Accrued
    Expenses and Taxes                                   -0-       (3,272)
  Increase (Decrease) in Deferred Income
    Tax Liability                                        -0-      234,299
                                                  ----------   ----------
Net Cash Provided By (Used In)
  Operating Activities                               (44,882)     (67,133)
                                                  ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sales of Investment                        -0-       14,721
Capital Expenditures                                     -0-         (255)
(Purchase) Sale of Securities                         10,908          -0-
Purchase of Investment                                   -0-      (28,230)
                                                  ----------   ----------
Net Cash (Used In) Provided By
 Investing Activities                                 10,908      (13,764)
                                                  ----------   ----------
Net Increase (Decrease) in Cash
 and Cash Equivalents                                (33,974)     (80,897)
Cash and Cash Equivalents,
 Beginning of Year                                   378,556      472,617
                                                  ----------   ----------
CASH AND CASH EQUIVALENTS,
 END OF YEAR                                      $  344,582   $  391,720
                                                  ==========   ==========
Supplemental Disclosures Of Cash Flow Information
 Cash Paid During The Period For:
  Taxes                                           $      -0-   $    1,301
  Interest                                        $      -0-   $      -0-

Noncash Investing and Financial Transactions:
 Dividend of Equity Investment Stock                     -0-      178,864

See accompanying summary of accounting policies and notes to financial statements.
                                                              Page 5 of 11


                        MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
                             (Unaudited)


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





                                                              Page 6 of 11
                       MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
                              (Unaudited)
                              (Continued)



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

         ADVERTISING

         Advertising costs are expensed as incurred. Advertising expense for the six months ended December 31, 2002 and 2001 was $-0-, and $-0-, respectively.







                                                              Page 7 of 11
                        MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
                             (Unaudited)
                             (Continued)



NOTE 3:  CONCENTRATIONS OF CREDIT RISK

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash.

         At December 31, 2002 and June 30, 2002, the Company had deposits in various financial institutions totaling a bank balance of $344,787 and $400,937, respectively. Of the bank balance, up to $1,729 and $2,955 was covered by federal depository insurance. The remaining balance was uninsured and uncollateralized. At times during the six months ended December 31, 2002 and year ended June 30, 2002, the Company had funds on deposit with banks that were uninsured and uncollateralized, as a result, funds are at risk of loss. The Company has not experienced any losses in such accounts and believes they are not exposed to any significant credit risk on cash and cash equivalents. The carrying amount of these deposits in the accompanying financial statements was $344,582 ad $378,556 at December 31, 2002 and June 30, 2002 respectively.

NOTE 4:  MARKETABLE SECURITIES

         During the quarter ended December 31, 2001, the investment in 701,071 shares of common stock of Lite King Corp. (LKC) was considered a trading security in accordance with Financial Accounting Standard (FAS) 115. LKC shares are traded on the NASD over the counter bulletin board system. The cost of these shares is $14,021. During the year ended June 30, 2002, 423,693 shares of LKC stock were sold generating a realized gain of $102,430. The total unrealized gain on LKC stock was $14,814 at June 30, 2002. During the six months ended December 31, 2002, 296,278 shares of LKC stock were sold generating a realized loss of $9,831. As of December 31, 2002, the Company held no LKC stock.












                                                              Page 8 of 11


                       MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
                             (Unaudited)
                             (Continued)

NOTE 5:  INVESTMENT IN EQUITY SECURITIES (At Cost)

         Investments in Non Marketable Equity Securities consist of the following:
                                            Dec. 31,   June 30,
                                              2002       2002
                                            --------   --------
              Investment in 360,000
              restricted shares in
              Daine Industries, Inc.        $  1,431   $  1,431

              Investment in 117,250 (18%)
              restricted shares in
              Scientio Inc.                   82,075     82,075

              Investment in 5% of
              total shares in Interactive
              Medicine Inc. net of
              $100,000, and $-0- valuation
              allowance as of December 31,
              2002 and June 30, 2002,
              respectively                       -0-    100,000

              Investments in other
              restricted securities              900        900
                                            --------   --------
                                            $ 84,406   $184,406
                                            ========   ========

         The Company has established a valuation allowance of $100,000, and $-0- against its investment in Interactive Medicine Inc. to reflect the uncertainty of the fair market value of the investment as of December 31, 2002 and June 30, 2002, respectively.

NOTE 6:  INCOME TAX EXPENSE (BENEFIT)

         The provision for income taxes is comprised of the following:

                                            12/31/02   12/31/01
                                            --------   --------
              Current                       $    -0-   $  2,337
              Deferred                           -0-    212,087
                                            --------   --------
                                            $    -0-   $214,424
                                            ========   ========

         The provision for income taxes differs from the amount computed by applying the statutory federal income rate as follows:

                                            12/31/02   12/31/01
                                            --------   --------
              Expected statutory amount     $    -0-   $    -0-
              Net operating loss                 -0-    (22,212)
              Unrealized gains                   -0-    234,299
              State income taxes, net
              of federal benefit                 -0-      2,337
                                            --------   --------
                                            $    -0-   $214,424
                                            ========   ========

                                                              Page 9 of 11



                       MODERN TECHNOLOGY CORP.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
                             (Unaudited)
                             (Continued)


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards.

         The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                            12/31/02   6/30/02
                                            --------   --------
         Deferred tax assets:
           Net operating loss
            carry forwards                  $ 88,800   $ 18,000
           Amortization of Intangibles           -0-      8,412
           Investment loss                       -0-      4,620
                                            --------   --------
           Gross deferred tax assets          88,800     31,032
         Valuation allowance                 (88,800)   (31,032)
                                            --------   --------
           Net deferred tax assets          $    -0-   $    -0-
                                            ========   ========

         The accumulated net operating loss of approximately $209,000 expires in the year ended June 30, 2021. The tax benefit has been fully reserved due to a lack of consistent operating profitability.

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



                                                             Page 10 of 11
                       MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
                             (Unaudited)
                             (Continued)


NOTE 9:  INTERIM FINANCIAL REPORTING

         The unaudited financial statements of the Company for the period July 1, 2002 to December 31, 2002 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.





































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

     During the six months ended December 31, 2002, the Registrant had a net loss of $154,570, as compared with net income of $247,891 for the six months ended December 31, 2001. For the six months ended December 30, 2002, the Registrant had total revenues of $2,585 as compared with revenues of $531,627 for the six month period ended December 31, 2001.

     The net loss for the six months ended December 31, 2002 can be attributed to the following: a realized loss of $9,831 reflecting sale of the shares the Registrant owned in Lite King Corp, whose shares traded on the OTC Bulletin Board and an unrealized loss of $100,000 reflecting a valuation allowance against its investment in shares of Interactive Medicine Inc. to reflect the uncertainty of the fair market value of the investment as of December 31, 2002. During the six months ended December 31, 2002, the Registrant's revenues were attributed to the following item: interest income of $2,585.

     During the six months ended December 31, 2002, expenses amounted to $54,543, attributable to the following items: Officers' salaries of $18,859 and general and administrative expenses of $35,684. For the six months ended December 31, 2001, officers salaries amounted to $16,395, general and administrative expenses of $37,638, and goodwill amortization of $15,279 in connection with the Registrant's 20% ownership interest in Scientio, Inc. General and administrative expenses can be attributed primarily to legal and accounting fees.

     During the six months ended December 31, 2002, the Registrant's president, Arthur Seidenfeld received a salary of $17,059; during the six months ended December 31, 2001 he received a salary of $12,795. Anne Seidenfeld, the Registrant's treasury-secretary did not receive a salary for the three months ended December 31, 2002 and received a salary of $1,800 for the three months ended September 30, 2002. For the six months ended December 31, 2001, she received a salary of $3,600. She has also declared that she will not take any additional salary for the fiscal year ended June 30, 2003. The cash and cash equivalent balances along with holdings of U.S. treasury obligations of the Registrant as of December 31, 2002 and June 30, 2002 were $344,582 and $378,556 respectively.

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

     Scientio registered the shares owned by the Registrant under the Securities Act, for distribution and trading. During the first week of October 2001, the Registrant distributed its 403,000 share position in Scientio to its shareholders in a dividend spin off transaction. The Registrant covered registration costs and expenses in connection with the preparation and filing of the proposed registration statement of the Scientio shares.

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

     On January 28, 2003, Scientio signed an agreement of merger with International Integrated Incorporated, ("III") a company in the breast implant business which calls for a closing on February 7, 2003. At the time of closing, Scientio intends to issue approximately 15 million restricted shares to the owners of III with the present shareholders of Scientio owning approximately 4.25% of the outstanding shares of the merged company after merger.

     The Registrant signed a consulting agreement on March 19, 2001 with Interactive Medicine, Inc. ("Interactive"), a Florida based development stage company engaged in the healthcare Internet business. The Registrant invested $100,000 and received 790,604 shares of Interactive, represented a 5% ownership interest in Interactive. Interactive aggregates medical opinion leaders, physician peer groups, shared content and commerce into specific web based communities, each a Healthcare Channel. With its proprietary technology, consisting of a set of Internet-based connectivity tools and solutions, it intended to become a medical specialty network used by doctors and other healthcare providers.

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

     To date, Interactive has not filed an amendment to its registration statement. Management of the Registrant has no knowledge as to whether Interactive intends to complete the registration process. During the quarter ended September 30, 2002, the Registrant established a valuation allowance of $100,000 against its investment in Interactive shares to reflect the uncertainty of the fair market value of its investment. No assurance can be given that Interactive's Registration Statement will be declared effective and the Registrant will be able to distribute its shares in Interactive to the Registrant's shareholders.

     On December 20, 2002, Daine Industries Inc. ("Daine") completed a merger with Westport Cruise Corp, ("Westport Cruise") whereby Daine issued 11,181,366 restricted shares to the owners of Westport Cruise and Westport Cruise merged into Daine. Upon signing the merger agreement, the officers and directors of Daine resigned (the same officers and directors of the Registrant), and were replaced by officers and directors of Westport Cruise Corp. Westport Cruise Corp operates a travel agency business in Canada. As a result of the merger, the owners of Westport Cruise own 90% of the outstanding shares of Daine. The Registrant owns 360,000 shares of Daine's common stock.

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



The Item 4. Controls and Procedures.

The Registrant's president, who is also chief executive and chief financial officer of the Registrant, has concluded based on his evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

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

                       MODERN TECHNOLOGY CORP.


                       By: Arthur J. Seidenfeld
                    President, Chief Executive and
                        Chief Financial Officer
                           February 4, 2003

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


Date: February 4, 2003



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



Date: February 4, 2003




                       /s/ Arthur J. Seidenfeld
                       ------------------------
                         Arthur J. Seidenfeld
                 President and Chief Financial Officer