Form 10-Q/A
period 2002-12-31
MODERN TECHNOLOGY CORP
filed 2003-02-07
CIK 711422

This Form 10-Q is amended to change signature date from February 4, 2003 to January 30, 2003. There have been no changes to the financial statements.

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q/A

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

                       MODERN TECHNOLOGY CORP.


                       By: Arthur J. Seidenfeld
                    President, Chief Executive and
                        Chief Financial Officer
                           January 30, 2003

                            CERTIFICATIONS


I, Arthur J. Seidenfeld certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Modern Technology, Corp.

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


Date: January 30, 2003



                      /s/ Arthur J. Seidenfeld
                      ------------------------
                        Arthur J. Seidenfeld
                President and Chief Executive Officer

                           CERTIFICATIONS


I, Arthur J. Seidenfeld certify that:

1.  I have reviewed the quarterly report on Form 10-Q/A of Modern
    Technology, Corp.

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



Date: January 30, 2003




                       /s/ Arthur J. Seidenfeld
                       ------------------------
                         Arthur J. Seidenfeld
                 President and Chief Financial Officer