Form 10-Q
period 2003-03-31
MODERN TECHNOLOGY CORP
filed 2003-05-05
CIK 711422

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF
1934

For the transition period from                 to
                               ---------------    ---------------
Commission file number 2-80891-NY

                      Modern Technology Corp.
       ------------------------------------------------------
       (Exact Name of Registrant as Specified in its Charter)

               Nevada                      11-2620387
       ------------------------------------------------------
       (State or other jurisdiction of (I.R.S. Employer incorporation or Organization) Identification Number)

       P.O. Box 940007, Belle Harbor, N.Y.         11694-0007
       ------------------------------------------------------
       (Address of principal executive office)     (Zip Code)

         Issuer's telephone number           (718) 318-0994
                                          -------------------

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
















                      MODERN TECHNOLOGY CORP.

                       FINANCIAL STATEMENTS

                           MARCH 31, 2003




















































                              I N D E X



                                                     Page
                                                     ----

CONSOLIDATED BALANCE SHEETS                           1


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY        2


CONSOLIDATED STATEMENTS OF OPERATIONS                3-4


CONSOLIDATED STATEMENTS OF CASH FLOWS                 5


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS       6-11

















                       MODERN TECHNOLOGY CORP.
                     CONSOLIDATED BALANCE SHEETS

                                                  March 31,     June 30,
                                                    2003          2002
                                                -----------   -----------
                                                (Unaudited)

                             A S S E T S

CURRENT ASSETS
  Cash and Cash Equivalents                      $ 322,712     $ 378,556
  Investments, Trading Securities                  128,975        20,739
                                                  --------      --------
                                                   451,687       399,295
                                                  --------      --------

EQUIPMENT - At Cost                                 15,660        15,660
  Less:  Accumulated Depreciation                  (13,994)      (13,136)
                                                  --------      --------
                                                     1,666         2,524
                                                  --------      --------
OTHER ASSETS
  Investments, at Cost, Net of $100,000 and
  $-0- Valuation Allowance as of March 31,
  2003 and June 30, 2002, respectively               2,331       184,406
  Deferred Income Tax                               80,005           -0-
                                                  --------      --------
                                                    82,336       184,406
                                                  --------      --------

TOTAL ASSETS                                     $ 535,689     $ 586,225
                                                  ========      ========

   L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES
  Accrued Expenses                               $   3,305     $   3,200
  Deferred Income Tax                               20,194           -0-
                                                  --------      --------
    Total Current Liabilities                       23,499         3,200
                                                  --------      --------
STOCKHOLDERS' EQUITY
  Common Stock Par Value $.0001
    Authorized:  150,000,000 Shares
    Issued and Outstanding:  20,150,000
      Shares                                         2,015         2,015
  Paid-In Capital                                  495,161       495,161
  Retained Earnings (Deficit)                       15,014        85,849
                                                  --------      --------
                                                   512,190       583,025
                                                  --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 535,689     $ 586,225
                                                  ========      ========


See accompanying summary of accounting policies and notes to financial statements.
                                                              Page 1 of 11
















































                        MODERN TECHNOLOGY CORP.
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE PERIOD JULY 1, 2001 TO MARCH 31, 2003




                        Common Stock                              Total
                                   Par                Retained    Stock-
                        # of      Value    Paid-In    Earnings    holders'
                       Shares     $.0001   Capital    (Deficit)   Equity
                     ----------   ------   --------   --------   ---------

BALANCES AT
JULY 1, 2001         20,150,000   $2,015   $495,161   $252,634   $749,810

Dividend of Equity
Investment Stock                                      (178,864)  (178,864)

Net Income (Loss)
for the Year Ended
 June 30, 2002                                          12,079     12,079
                     ----------   ------   --------   --------   --------
BALANCES AT
JUNE 30, 2002        20,150,000    2,015    495,161     85,849    583,025

Net Income (Loss)
for the Nine
Months Ended
March 31, 2003
(Unaudited)                                            (70,835)   (70,835)
                     ----------   ------   --------   --------   --------

BALANCE AT
MARCH 31, 2003
(Unaudited)          20,150,000   $2,015   $495,161   $ 15,014   $512,190
                     ==========   ======   ========   ========   ========














See accompanying summary of accounting policies and notes to financial statements.
                                                              Page 2 of 11
                       MODERN TECHNOLOGY CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)


                                                For The Three Months
                                                   Ended March 31,
                                            ---------------------------
                                                 2003          2002
                                            ------------   ------------
REVENUES
  Interest Income                           $        787   $      1,164

  Unrealized Gains - Trading Securities           44,111            -0-
                                             -----------    -----------

                                                  44,898          1,164
                                             -----------    -----------
EXPENSES

  Officers' Salaries                               7,000         12,143

  General and Administrative
    Expenses                                      13,964          8,990

  Unrealized Loss - Trading Securities               -0-        241,541

  Realized Loss - Trading Securities                 -0-         41,231
                                             -----------    -----------

                                                  20,964        303,905
                                             -----------    -----------

INCOME (LOSS) BEFORE TAXES                        23,934       (302,741)
  Income Tax Expense (Benefit)                   (59,801)      (137,757)
                                             -----------    -----------

NET INCOME (LOSS)                           $     83,735   $   (164,984)
                                             ===========    ===========
INCOME (LOSS) PER SHARE - BASIC
  AND DILUTED                                        NIL           (.01)
                                             ===========    ===========
NUMBER OF WEIGHTED AVERAGE
  SHARES OUTSTANDING                          20,150,000     20,150,000
                                             ===========    ===========






See accompanying summary of accounting policies and notes to financial statements.
                                                              Page 3 of 11
                       MODERN TECHNOLOGY CORP.
               CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)


                                                For The Nine Months
                                                   Ended March 31,
                                            ---------------------------
                                                 2003          2002
                                            ------------   ------------
REVENUES
  Interest Income                           $      3,372   $      6,666
  Realized Gain - Trading Securities                 -0-         14,343

  Unrealized Gains - Trading Securities           44,111        511,782
                                             -----------    -----------
                                                  47,483        532,791
                                             -----------    -----------
EXPENSES

  Officers' Salaries                              25,859         28,538

  General and Administrative
    Expenses                                      49,648         46,628

  Realized Loss - Trading Securities               9,831         41,231

  Unrealized Loss - Investment, at Cost          100,000        241,541

  Goodwill Amortization                              -0-         15,279
                                             -----------    -----------
                                                 185,338        373,217
                                             -----------    -----------

INCOME (LOSS) BEFORE TAXES                      (137,855)       159,574
  Income Tax Expense (Benefit)                   (67,020)        76,667
                                             -----------    -----------

NET INCOME (LOSS)                           $    (70,835)  $     82,907
                                             ===========    ===========

INCOME (LOSS) PER SHARE - BASIC
  AND DILUTED                                        NIL            NIL
                                             ===========    ===========

NUMBER OF WEIGHTED AVERAGE
  SHARES OUTSTANDING                          20,150,000     20,150,000
                                             ===========    ===========



See accompanying summary of accounting policies and notes to financial statements.
                                                           Page 4 of 11
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                                                     For The Nine Months
                                                       Ended March 31,
                                                      2003        2002
                                                   ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                  $ (70,835)   $  82,907
Adjustments to Reconcile Net Income
 to Net Cash Provided By
 Operating Activities:
   Realized Gain on Investment                           -0-      (14,343)
   Realized Loss                                       9,831       41,231
   Unrealized Gains                                  (44,111)    (511,782)
   Unrealized Loss                                   100,000      241,541
   Depreciation & Amortization                           858       16,316
   Changes in Assets and Liabilities:
   (Increase) Decrease in Other Assets                   -0-       (4,118)
   (Increase) Decrease in Deferred Tax Asset         (80,005)      (8,228)
   (Decrease) Increase in Accrued Expenses               105       (2,300)
   (Decrease) Increase in Income Tax Payable             -0-       (2,972)
   (Decrease) Increase in Deferred
     Income Tax Liability                             20,194       81,458
                                                    --------     --------
Net Cash Provided By (Used In)
  Operating Activities                               (63,963)     (80,290)
                                                    --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sales of Investment                     10,908       68,331
Purchase of Equipment                                    -0-         (255)
Purchase of Investment - Trading Securities           (2,789)         -0-
Purchase of Investment at Equity                         -0-      (98,230)
Capital Withdrawn - Minority Interest                    -0-         (300)
                                                    --------     --------
Net Cash Provided By (Used In)
 Investing Activities                                  8,119      (30,454)
                                                    --------     --------
Net (Decrease) Increase in Cash
 and Cash Equivalents                                (55,844)    (110,744)

Cash and Cash Equivalents,
 Beginning of Period                                 378,556      472,617
                                                    --------     --------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                     $ 322,712    $ 361,873
                                                    ========     ========
Supplemental Disclosures Of Cash Flow Information
 Cash Paid During The Period For:
  Taxes                                            $     -0-    $   3,440
  Interest                                         $     -0-    $     -0-

Noncash Investing and Financial Transactions:
 Dividend of Equity Investment Stock                     -0-      178,864

See accompanying summary of accounting policies and notes to financial statements.
                                                              Page 5 of 11


















































                        MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED MARCH 31, 2003
                             (Unaudited)



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

         BASIS OF PRESENTATION

         In April 1999 the Company formed a subsidiary named Excess Materials Inc. (Excess). Excess accounts are included in the consolidated financial statements at March 31, 2002. Modern owns 70% of Excess. Arthur Seidenfeld (Modern's president) owns 10% of Excess, Anne Seidenfeld (Arthur's mother and secretary / treasurer of Modern) owns 10% of Excess and a relative of Mr. Seidenfeld owns 10% of Excess.

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




                                                              Page 6 of 11
                        MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED MARCH 31, 2003
                             (Unaudited)
                             (Continued)



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

         ADVERTISING

         Advertising costs are expensed as incurred. Advertising expense for the nine months ended March 31, 2003 and 2002 was $-0-, and $-0-, respectively.







                                                              Page 7 of 11
                        MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED MARCH 31, 2003
                              (Unaudited)
                              (Continued)


NOTE 3:  CONCENTRATIONS OF CREDIT RISK

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash.

         At March 31, 2003 and June 30, 2002, the Company had deposits in various financial institutions totaling a bank balance of $323,005 and $400,937, respectively. Of the bank balance, up to $3,075 and $2,955 was covered by federal depository insurance. The remaining balance was uninsured and uncollateralized. At times during the nine months ended March 31, 2003 and year ended June 30, 2002, the Company had funds on deposit with banks that were uninsured and uncollateralized, as a result, funds are at risk of loss. The Company has not experienced any losses in such accounts and believes they are not exposed to any significant credit risk on cash and cash equivalents. The carrying amount of these deposits in the accompanying financial statements was $322,712 and $378,556 at March 31, 2003 and June 30, 2002
         respectively.

NOTE 4:  MARKETABLE SECURITIES

         During the quarter ended December 31, 2001, the investment in 701,071 shares of common stock of Lite King Corp. (LKC) was considered a trading security in accordance with Financial Accounting Standard (FAS) 115. LKC shares are traded on the NASD over the counter bulletin board system. The cost of these shares is $14,021. During the year ended June 30, 2002, 423,693 shares of LKC stock were sold generating a realized gain of $102,430. The total unrealized gain on LKC stock was $14,814 at June 30, 2002. During the six months ended December 31, 2002, 296,278 shares of LKC stock were sold generating a realized loss of $9,831. As of March 31, 2003, the Company held no LKC stock.

         During the quarter ended March 31, 2003, the investment in 117,250 shares of common stock of Scientio Inc. was considered a trading security in accordance with Financial Accounting Standard
          (FAS) 115. Scientio Inc. shares are traded on the NASD over the counter bulletin board system. The cost of these shares is $84,864. The total unrealized gain on Scientio Inc. was $44,111 at March 31, 2003.





                                                              Page 8 of 11
                        MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED MARCH 31, 2003
                             (Unaudited)
                             (Continued)

NOTE 5:  INVESTMENT IN EQUITY SECURITIES (At Cost)

         Investments in Non Marketable Equity Securities consist of the following:
                                                  March 31,   June 30,
                                                    2003        2002
                                                  ---------   --------
                  Investment in 360,000
                  restricted shares in
                  Daine Industries, Inc.         $  1,431      $   1,431

                  Investment in 117,250
                  restricted shares in
                  Scientio Inc.                       -0-         82,075

                  Investment in 5% of
                  total shares in Interactive
                  Medicine Inc. net of
                  $100,000, and $-0- valuation
                  allowance as of March 31,
                  2003 and June 30, 2002,
                  respectively                        -0-        100,000

                  Investments in other
                  restricted securities               900            900
                                                  -------       --------
                                                 $  2,331      $ 184,406
                                                  =======       ========

         The Company has established a valuation allowance of $100,000, and $-0- against its investment in Interactive Medicine Inc. to reflect the uncertainty of the fair market value of the investment as of March 31, 2003 and June 30, 2002, respectively.

NOTE 6:  INCOME TAX EXPENSE (BENEFIT)

         The provision for income taxes is comprised of the following:

                                                  3/31/03       3/31/02
                                                  -------       -------
                  Current                        $ (7,210)     $  3,440
                  Deferred                        (59,810)       73,230
                                                  -------       -------
                                                 $(67,020)     $ 76,670
                                                  =======       =======

         The provision for income taxes differs from the amount computed by applying the statutory federal income rate as follows:

                                                   3/31/03      3/31/02
                                                  --------      -------
                  Expected statutory amount      $    -0-      $    -0-
                  Net operating loss              (80,005)       (8,228)
                  Unrealized gains                 20,195        81,458
                  State income taxes, net
                   of federal benefit              (7,210)        3,440
                                                  -------       -------
                                                 $(67,020)     $ 76,670
                                                  =======       =======

                                                              Page 9 of 11









































                        MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED MARCH 31, 2003
                              (Unaudited)
                              (Continued)

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards.

         The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                                  3/31/03       6/30/02
                                                 --------      --------
                  Deferred tax assets:
                    Net operating loss
                     carry forwards              $ 80,005      $ 18,000
                    Amortization of Intangibles       -0-         8,412
                    Investment loss                   -0-         4,620
                                                  -------       -------
                    Gross deferred tax assets      80,005        31,032
                  Valuation allowance                 -0-       (31,032)
                                                  -------       -------
                    Net deferred tax assets      $ 80,005      $    -0-
                                                  =======       =======
                  Deferred tax liabilities:
                    Investment gain              $ 20,194      $    -0-
                                                  =======       =======

         The accumulated net operating loss of approximately $170,000 expires in the year ended June 30, 2021.

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

                                                             Page 10 of 11
                        MODERN TECHNOLOGY CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED MARCH 31, 2003
                             (Unaudited)
                             (Continued)


NOTE 9:  INTERIM FINANCIAL REPORTING

         The unaudited financial statements of the Company for the period July 1, 2002 to March 31, 2003 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

NOTE 10: SUBSEQUENT EVENTS

         During the quarter ended March 31, 2003, the Registrant concluded agreements with Atlas Exportaciones e Importaciones S.A. ("Atlas") and Esmeralda S.A., ("Esmeralda") both Chilean food products company which grants the Registrant the exclusive rights to represent their products for sale in Israel for the remainder of calendar year 2003 and to be compensated on a commission basis if the Registrant introduces any Israeli buyer to either Atlas or Esmeralda who ultimately purchase product from either company. The Registrant may also introduce buyers outside of Israel to either Atlas or Esmeralda but without any exclusivity of representation and the registrant will be compensated on a commission basis. During the quarter ended March 31, 2003 and to the date of this report, no revenues have been generated from activities with Atlas or Esmeralda.

         On April 1, 2003, the Registration signed a memorandum of understanding with Centrovet, Ltda. ("Centrovet"), a Chilean veterinary pharmaceutical company which will result in the Registrant being compensated for the introduction of buyers worldwide for Centrovet's veterinary products or Chilean human pharmaceutical products marketed by Centrovet. The Registrant will also be compensated for the establishment of any joint ventures in the pharmaceutical field between Centrovet and others through the Registrant's introduction.










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

     During the quarter ended March 31, 2003, the Registrant concluded agreements with Atlas Exportaciones e Importaciones S.A. ("Atlas") and Esmeralda S.A., ("Esmeralda") both Chilean food products company which grants the Registrant the exclusive rights to represent their products for sale in Israel for the remainder of calendar year 2003 and to be compensated on a commission basis if the Registrant introduces any Israeli buyer to either Atlas or Esmeralda who ultimately purchase product from either company. The Registrant may also introduce buyers outside of Israel to either Atlas or Esmeralda but without any exclusivity of representation and the registrant will be compensated on a commission basis. During the quarter ended March 31, 2003 and to the date of this report, no revenues have been generated from activities with Atlas or Esmeralda.

    On April 1, 2003, the Registration signed a memorandum of understanding with Centrovet, Ltda. ("Centrovet"), a Chilean veterinary pharmaceutical company which will result in the Registrant being compensated for the introduction of buyers worldwide for Centrovet's veterinary products or Chilean human pharmaceutical products marketed by Centrovet. The Registrant will also be compensated for the establishment of any joint ventures in the pharmaceutical field between Centrovet and others through the Registrant's introduction.

     The memorandum of understanding also speaks of compensation for the Registrant through the introduction of a potential acquisition in the pharmaceutical field for Centrovet. No assurance can be given that the Registrant will be successful in generating any commission revenues in the future from activities on behalf of Atlas, Esmeralda or Centrovet. On April 15, 2003, the Registrant established a 100% owned subsidiary, entitled Pharmavet Inc. ("Pharmavet"). The Registrant intends to assign its agreement with Centrovet to Pharmavet.

     During the nine months ended March 31, 2003, the Registrant had a net loss of $70,835, as compared with net income of $82,907 for the nine months ended March 31, 2002. For the nine months ended March 31, 2003, the Registrant had total revenues of $47,483 as compared with revenues of $532,791 for the nine months period ended March 31, 2002.

     The net loss for the nine months ended March 31, 2003 is attributable to the following: a realized loss of $9,831 reflecting sale of the shares the Registrant owned in Lite King Corp, whose shares traded on the OTC Bulletin Board and an unrealized loss of $100,000 reflecting a valuation allowance against its investment in shares of Interactive Medicine Inc. to reflect the uncertainty of the fair market value of the investment as of March 31, 2003. During the nine months ended March 31, 2003, the Registrant's revenues were attributed to the following item: interest income of $3,372 and an unrealized gain-trading securities of $44,111- (Scientio, Inc.).

     During the nine months ended March 31, 2003, expenses amounted to $75,507-, attributable to the following items: Officers' salaries of $25,859 and general and administrative expenses of $49,648-. For the nine months ended March 31, 2002, officers salaries amounted to $28,538, general and administrative expenses of $46,628, and goodwill amortization of $15,279 in connection with the Registrant's 20% ownership interest in Scientio, Inc. General and administrative expenses can be attributed primarily to legal and accounting fees.

     During the nine months ended March 31, 2003, the Registrant's president, Arthur Seidenfeld received a salary of $24,059; during the nine months ended March 31, 2002 he received a salary of $23,138. Anne Seidenfeld, the Registrant's treasury-secretary did not receive a salary for the six months ended March 31, 2003 and received a salary of $1,800 for the three months ended September 30, 2002. For the nine months ended March 31, 2002, she received a salary of $5,400. She has also declared that she will not take any additional salary for the fiscal year ended June 30, 2003. The cash and cash equivalent balances along with holdings of U.S. treasury obligations of the Registrant as of March 31, 2003 and June 30, 2002 were $322,712 and $378,556 respectively.

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

Scientio has received a 27% ownership interest in Scientio Inc BVI with the family of Andrew Edmonds receiving a 73% ownership interest. Anneke Edmonds, Andrew Edmonds' wife returned 1,541,850 shares of Scientio, retaining a 50,000 share ownership interest in Scientio. As a result, the outstanding shares of Scientio was reduced to 661,900 shares from approximately 2.2 million shares. Scientio was offering itself as a reporting trading public company for merger with a private company. During the six month period ended June 30, 2002, the Registrant purchased 117,250 shares of Scientio for $82,075 (70 cents per share).

     On February, 7, 2003, Scientio concluded an agreement of merger with International Integrated Incorporated, ("III") a company in the breast implant business. At the time of closing, Scientio issued approximately 15,079,333 million restricted shares to the owners of III with the present shareholders of Scientio owning approximately 4.2% of the outstanding shares of the merged company after merger.

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

                        MODERN TECHNOLOGY CORP.


                       By: Arthur J. Seidenfeld
                    President, Chief Executive and
                       Chief Financial Officer
                             May 2, 2003

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








Date: May 2, 2003



                       /s/ Arthur J. Seidenfeld
                         Arthur J. Seidenfeld
                 President and Chief Executive Officer

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



Date: May 2, 2003




                       /s/ Arthur J. Seidenfeld
                         Arthur J. Seidenfeld
                  President and Chief Financial Officer