Form 10-K
period 2003-06-30
MODERN TECHNOLOGY CORP
filed 2003-09-22
CIK 711422

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              Form 10-K
     (Mark One)
[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
     OF 1934

     For The Fiscal Year Ended June 30, 2003
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from to

                     Commission File #2-80891-NY
                        MODERN TECHNOLOGY CORP.
        (Exact Name of Registrant as Specified in its Charter)

Nevada                               11-2620387
--------------------------------------------------------------------------
(State or other jurisdiction of      I.R.S. Employer Identification Number
 Incorporation or Organization)

             461 Beach 124 Street Belle Harbor, NY    11694
          -----------------------------------------------------
          (Address of Principal Executive Office)    (Zip Code)

    Registrant's Telephone Number, Including Area Code (718)318-0994
    ----------------------------------------------------------------
      Securities registered pursuant to Section 12(b) of the Act:
                                 None
                                 ----
      Securities registered pursuant to Section 12(g) of the Act:
                                 None
                                 ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Act). Yes [ ] No [ ]

As of September 3, 2003, there was no aggregate market value of the voting stock held by non-affiliates of the Registrant due to the fact that there was no trading market in the shares of the Registrant. The Number of Shares Outstanding of the Registrant at September 3, 2003 was 20,150,000.



                    DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act").

Not Applicable.

Transitional Small Business Disclosure Form (check one):
Yes    No X
   ---   ---

        CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion in this Annual Report on Form 10-K regarding Modern Technology Corp and its business and operations includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1996. This report and the information incorporated by reference in it contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by us over time means that actual events are bearing out as estimated in such forward looking statements.

When used in this Annual Report, the terms " we," "our," "us," and "Modern Technology" refers to Modern Technology Corp., a Nevada corporation. The term "Pharmavet" refers to our subsidiary, Pharmavet Inc., a Delaware corporation.




                                PART I

Item 1.  Business

The Registrant is engaged in aiding prospective clients in obtaining financing and in providing managerial services to client companies.

During the quarter ended March 31, 2003, the Registrant concluded agreements with Atlas Exportaciones e Importaciones S.A. ("Atlas") and Esmeralda S.A., ("Esmeralda") both Chilean food products company which grants the Registrant the exclusive rights to represent their products for sale in Israel for the remainder of calendar year 2003 and to be compensated on a commission basis if the Registrant introduces any Israeli buyer to either Atlas or Esmeralda who ultimately purchase product from either company. The Registrant may also introduce buyers outside of Israel to either Atlas or Esmeralda but without any exclusivity of representation and the registrant will be compensated on a commission basis. During the six months ended June 30, 2003 and to the date of this report, no revenues have been generated from activities with Atlas or Esmeralda.

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

On April 15, 2003, the Registrant established a subsidiary, entitled Pharmavet Inc. ("Pharmavet"). The Registrant assigned its agreement with Centrovet to Pharmavet. Presently, the Registrant owns approximately 97.5% of the outstanding shares of Pharmavet. Pharmavet intends to assist Centrovet in obtaining new customers primarily in parts of Africa, the Middle East and Central America. The Registrant has agreed to advance up to $100,000- to cover Pharmavet's working capital needs and the costs of filing a proposed registration statement for the twelve month period ending June 30, 2004.

Centrovet has a working relationship with six Chilean pharmaceutical companies who manufacture products for human use (generic drugs) which allows Pharmavet to act as Centrovet's representative to solicit customers for purchase of their human use pharmaceutical products. Centrovet would acquire such pharmaceutical products directly from these six Chilean based manufacturers and after receipt of payment compensate us for introducing Centrovet to the customer. Pharmavet will focus its marketing efforts on buyers of human use pharmaceuticals primarily in parts of Africa and Central America and will not solicit any customers in the U.S., Canada and Western Europe.

During the period beginning May 19, 2003 through July 21, 2003, Pharmavet signed non exclusive agreements with the following veterinary and human pharmaceutical manufacturers and one manufacturer of pharmaceutical bulk ingredients and intermediaries (Supriya Chemical) to work to bring them customers for their products:

Laboratorios Pino (Spain) starting May 19, 2003 until December 31, 2003 renewable for an additional year unless dissolved by either party (Veterinary products)
Von Franken S.A.I.C. (Argentina) starting on May 20, 2003 for a two year period, renewable for two additional years unless objection by either party; (Veterinary products)
Biovac Ltd. (Israel) starting June 16, 2003 for a two year period, renewable for two additional years unless objection by either party; (Veterinary products).
Nirlac Chemicals (India) starting June 5, 2003 for a one year period. If any orders are received within this period, the memorandum automatically continues for a second year and can be renewed for two additional years unless objection by either party. (Veterinary products).
Wockhardt Ltd (India) starting July 21, 2003 for two years and can be renewed for two additional years unless objection by either party. (Veterinary products).
East African Pharmaceuticals PLC (Ethiopia) starting August 27, 2003 for two years and can be renewed for two additional years unless objection by either party. (Veterinary and human use pharmaceutical products).
Geno Pharmaceuticals (India) starting August 28, 2003 for two years and can be renewed for two additional years unless objection by either party. (human pharmaceuticals).
Supriya Chemicals (India) starting August 25, 2003 for two years beginning August 25, 2003 for two years and can be renewed for two additional years unless objection by either party. (pharmaceutical bulk ingredients and intermediaries).

Pharmavet has started marketing efforts on behalf of Centrovet, the six chilean pharmaceutical companies with human use products, Laboratorios Pino S.A., Biovac Company, Nirlac Chemicals, Wockhardt Ltd., East African Pharmaceuticals, Geno Pharmaceuticals and Supriya Chemicals.

They have received proforma written orders from three customers in Togo and one in Benin for veterinary and human use pharmaceutical products (total of five orders) where Pharmavet and or the manufacturers have already shipped samples and registration documents. One of these orders has also received regulatory approval in Togo, according to an email received from one customer.

Before Pharmavet can receive its commission from the manufacturers, the following actions are necessary:

Pharmavet or the manufacture has to supply each customer with product samples and documents for registration of these pharmaceutical products by the health authorities of their local country. The customer has to advance the local registration fees to these local health agencies. Once registration is approved by the health authorities, the customer has to arrange payment to the manufacture, either by an irrevocable letter of credit or by wiring funds directly to the manufacturer's bank. The manufacturer has to complete production of the product and then ship the product. Pharmavet's commission is determined between itself and the manufacturer before a proforma invoice is prepared and issued by the manufacturer and Pharmavet is to be paid thirty days after the manufacturer is paid and ships out the merchandise. To date, Pharmavet has not generated any revenues. No assurance can be given that any or all of these events per customer order will occur.

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

Scientio registered the shares owned by the Registrant under the Securities Act, for distribution and trading. During the first week of October 2001, the Registrant distributed its 403,000 share position in Scientio to its shareholders in a transaction similar to the Omnicomm distribution to be discussed later in this management's discussion. The Registrant covered registration costs and expenses in connection with the preparation and filing of the proposed registration statement of the Scientio shares.

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

Scientio had received a 27% ownership interest in Scientio Inc BVI with the family of Andrew Edmonds receiving a 73% ownership interest. Anneke Edmonds, Andrew Edmonds' wife returned 1,541,850 shares of Scientio, retaining a 50,000 share ownership interest in Scientio. As a result, the outstanding shares of Scientio was reduced to 661,900 shares from approximately 2.2 million shares. Scientio was offering itself as a reporting trading public company for merger with a private company. During the six month period ended June 30, 2002, the Registrant purchased 117,250 shares of Scientio for $82,075 (70 cents per share).

On February, 7, 2003, Scientio concluded an agreement of merger with International Integrated Incorporated, ("III") a company in the breast implant business. At the time of closing, Scientio issued approximately 15,079,333 million restricted shares to the owners of III with the present shareholders of Scientio owning approximately 4.2% of the outstanding shares of the merged company after merger. Scientio has changed its name to Medicor Ltd with its shares traded on the OTC Bulletin Board (symbol
MDCR).

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

Management of the Registrant has no knowledge as to whether Interactive intends to complete the registration process. No assurance can be given that Interactive's Registration Statement will be declared effective and the Registrant will be able to distribute its shares in Interactive to the Registrant's shareholders. As a result of this uncertainty to complete its registration process, we have established a valuation allowance against our investment in shares of Interactive Medicine Inc. of $100,000 to reflect the uncertainty of the fair market value of the investment as of June 30, 2003.

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

For the fiscal year ended June 30, 2003, the Registrant incurred a net loss of $197,549 which was attributable to an unrealized loss of $102,344 primarily associated with a valuation allowance for its investment in shares of Interactive Medicine Inc ($100,000), and officers' salaries of $33,374 and general and administrative expenses ($63,264) balanced by revenues of $4,054 generated from interest income. In fiscal years 2002 and 2001, the Registrant generated gains, both realized (fiscal year 2002) and unrealized (fiscal year 2001) from trading securities which balanced the expenses incurred during fiscal years 2002 and 2001.

During the fiscal year ended June 30, 2002, the Registrant generated net income of $12,079. Its revenue for the year ended June 30, 2002 was derived from interest income of $8,287 and gain on securities sales (sale of Lite King shares) of $102,430 and an unrealized gain- trading securities (Lite King shares) of $14,814. The Registrant's revenues of $125,531 for the year ended June 30, 2002 has been offset by the following expenses: Officers' salaries of $38,578 and general and administrative expenses, consisting of those generated by the Registrant's 70% owned subsidiary, Excess Materials Inc., office salaries, and accounting and legal fees totaling $71,549. There was also income tax expense of $3,325. Excess Materials Inc. has since terminated its activities and the Company was liquidated during the calendar year 2002.

For the year ended June 30, 2001, the Registrant generated a net loss of $27,996 which can be attributed primarily to expenses generated by the Registrant's 70% owned subsidiary, Excess Materials Inc.


Risk Factors

We Are Dependent On The Continued Contributions Of Our Key Personnel.

We are currently dependent on our president. The loss of his services, may significantly adversely affect our performance and our ability to carry out the successful development and implementation of our business plan. Failure to retain him or to attract and retain other key employees could have an adverse effect upon our growth and our ability to achieve and maintain profitability.

We May Be Unable To Forecast Our Revenues Accurately.

Our revenues to date have consisted of consulting fees and sale of securities. Therefore, our period-to-period comparisons contained in our SEC filings cannot be relied on as indicators of future performance. Such future revenues are difficult to forecast with any specificity.

Our Subsidiary, Pharmavet Inc is Dependent On A New Business Model Whose Acceptance Is Uncertain.

Our subsidiary, Pharmavet intends to derive revenues from commissions generated from the introduction of new customers to several pharmaceutical companies they represent. There can be no assurance that Pharmavet will be successful in obtaining customers for its clients and even if so that all the events leading to the paying of a commission to Pharmavet will occur.

Pharmavet will continue to need capital, without which its business may fail.

Our subsidiary, Pharmavet has required capital to date and will require additional capital to fully implement our business plan. Through its relationship with the Registrant, we believe it has access to funding to be sufficient to fund its anticipated level of operations for the next twelve months. However, its business or operations may change in a manner that would consume available resources more rapidly than anticipated.

Pharmavet may need additional funds sooner than planned to meet operational needs and capital requirements for marketing current and additional products from existing or new client manufacturers. Additional funds may not be available when needed or on terms acceptable to them. They do not currently have arrangements with respect to other sources of additional financing. Pharmavet may be unable to raise additional capital or generate the significant revenues necessary to sustain or expand its operations. The inability to obtain additional financing, when needed would have a material adverse affect on them, including possibly requiring them to curtail or cease their operations.

Lack of Trading Market

There currently exists no public trading market for the Registrant's common stock, and there can be no assurance that a public trading market will develop or be sustained in the future. Without an active public trading market, there can be no assurance that shareholders of the Registrant will be able to sell their shares without considerable delay, if at all. If a market does develop the price for the Registrant's shares may be highly volatile and may bear no relationship to the Registrant's actual financial condition or results of operations.


Item 2.  Properties.

As of June 30, 2003, the Registrant owned no property. The Registrant utilizes some space in the home of Arthur and Anne Seidenfeld, president and treasurer-secretary of the Registrant.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.


                               PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders
         Matters.

During the past three fiscal years there was no market for the shares of the Registrant.

Number of Shareholders- 376 shareholders of record as of August 15, 2003.

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


Item 6.  Selected Financial Data

                                 For the Year ended June 30,
                      2003       2002       2001        2000        1999
                    --------   --------   ---------   ---------   --------
Total Revenues         4,054   $125,531   $ 101,200   $  43,812   $266,984
Operating Income
(Loss) before tax   (204,759)    15,404     (23,400)    (42,326)   144,323
Net Income (Loss)   (197,549)    12,079     (27,996)    (39,216)   103,105
Net Income (Loss)
 Per share             $(.01)       NIL         NIL         NIL       $.01
Total Assets         415,524    586,225     759,174     788,106    902,861
Long Term Debt           -0-        -0-         -0-         -0-        -0-
Dividends                -0-    178,864*        -0-      30,300*       -0-

* these are not cash dividends; please see discussion in Item 5.
"Dividends" listed above.

Item 7.  Management's Discussion and Analysis of Results of Operations.

General

The following information should be read in conjunction with the Consolidated Audited Financial Statements and Notes thereto and other information set forth in this report.

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical fact are "forward looking statements". These statements can often be identified by the use of forward-looking terminology such as "estimate", "project", "believe", "expect", "may", "will", "should", "intends", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as statements relating to timing, costs and of the acquisition of, or investments in, existing business, the revenue or profitability levels of such businesses, and other matters contained in this Form 10-K regarding matters that are not historical facts, are only predictions.

No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Form 10-K. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected.

Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events or otherwise.

Overview

The Registrant is engaged in aiding prospective clients in obtaining financing and in providing managerial services to client companies.

On April 15, 2003, the Registrant established a subsidiary, entitled Pharmavet Inc. ("Pharmavet"). The Registrant assigned its agreement with Centrovet Ltda ("Centrovet") to Pharmavet. Centrovet manufactures and markets veterinary pharmaceutical products. Presently, the Registrant owns approximately 97.6% of the outstanding shares of Pharmavet. Pharmavet also has signed agreements with five other veterinary pharmaceutical companies to assist them and Centrovet in obtaining new customers. Through Centrovet, Pharmavet is also assisting six human use pharmaceutical product manufacturers in seeking out new customers.

Results of Operations

During the fiscal year ended June 30, 2003, the Registrant incurred a net loss of $197,549. Its revenues for the year ended June 30, 2003 was derived from interest income of $4,054-. The Registrant's expenses consisted of officers' salaries of $33,374 ($31,574 to the Registrant's president and $1,800- to the Registrant's treasurer-secretary), general and administrative expenses of $63,264, the principal items consisting of legal and accounting fees, telephone and insurance expenses, a realized loss from the sale of Lite King shares amounting to $9,831- and an unrealized loss primarily attributable to an investment allowance of $100,000- related to Interactive Medicine Inc. shares. The Registrant did not generate any gains from trading securities during the fiscal year ended June 30, 2003. In fiscal years 2002 and 2001 the Registrant generated most of its revenues from trading in securities.

In comparing fiscal year expense items for fiscal year 2003 with fiscal year 2002 items, the Registrant experienced declines in officers salaries of 13% or $5,204 (from $38,578 in 2002 to $33,374 in 2003) and a decline of 12% or $8,285- in general and administrative expenses (from $71,549 in 2002 to $63,264 in 2003).

For revenue items, the Registrant experienced a decline of $4,233 in its interest income account during fiscal year 2003 as compared with interest income generated during fiscal year 2002 ($4,054 in interest income in 2003 as compared with $8,287 in fiscal year 2002). This decline can be attributable to lower interest rates available along with a lower cash balance experienced during fiscal year 2003.

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

Liquidity and Capital Resources

At June 30, 2003, the Registrant's total assets amounted to $415,524 as compared with $586,225 at June 30, 2002. The decline of $170,701 can be attributable to a decline in the Registrant's cash accounts amounting to $76,039 and to a reduction in the Registrant's investments account of $124,956- offset by an increase in deferred registration costs of $25,000-attributable to the Registrant's subsidiary, Pharmavet Inc. The decline in the investments account consists of an investment allowance of $100,000-attributable to the Registrant's shares in Interactive Medicine Inc and to sale of Lite King shares. During the fiscal year ended June 30, 2003, we have experienced negative cash flows and have relied primarily on the Registrant's cash balances to fund our operations. We are not currently bound by any long or short-term agreements for the purchase or lease of capital expenditures.

Our ability to continue in existence is dependent on our having sufficient financial resources to cover operating expenses for the Registrant and its subsidiary, Pharmavet Inc. We believe we have enough cash and equivalents to cover operations for the next twelve month period.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 2 of Notes to the Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, our Management is periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time.

Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, our Management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States (GAAP), and present a meaningful presentation of our financial condition and results of operations.

Our Management believes that the following are our critical accounting policies:

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


Item 8.  Financial Statements

Attached.

Item 9. Changes In and Disagreement With Accountants on Accounting and Financial Disclosure.

None.


                              PART III

Item 10.  Directors and Executive Officers.

The executive officers and directors of the Registrant are as follows:

Name               Age   Title                     Term Expires
----               ---   -----                     ------------
Arthur Seidenfeld   52   President and Director    Next Annual Meeting
Anne Seidenfeld     90   Treasurer, Secretary and
                         Director                  Next Annual Meeting
Gerald Kaufman      62   Director                  Next Annual Meeting

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

He is also president and director of Pharmavet Inc., a subsidiary of the Registrant since its formation in April 2003. He was secretary and a director of Scientio Inc., a company in the software development field from December 2000 (its inception) until May 29, 2002 when he became President and Treasurer of Scientio, a position he served in until February 7, 2003 when Scientio merged with International Integrated Inc. He was president and director from 1988 until 2002 of Daine Industries, Inc., a "blind pool" which merged with Westport Cruise Company. He was president and director of Lite King Corp., a public reporting company from February 1989 until March 2001 when Lite King Corp merged with National Cabling Services Inc. He was also president and director of Davin Enterprises, Inc., ( a publicly traded company that went public in Sept.
1987) from 1987 until December 1997 when Davin merged with Creative Masters International Inc., a manufacturer of replica cars. From July 1994 until April 1997, he was also treasurer-secretary of Soft Sail Wind Power Inc., newly established company engaged in wind energy research and development activities. From December 1996 until December 1998, he was president and director of Coral Development Corp., a public company which merged with Omnicomm Systems Inc., a company engaged in the computer software/internet field. He was president of Excess Materials Inc, a 70% owned subsidiary of the Registrant engaged in the internet commerce field from 1999 until early 2002 when Excess Materials operated were closed and the company liquidated.

Anne Seidenfeld, Treasurer, Secretary and Director, received her diploma from Washington Irving High School, New York City, in 1931. She is Secretary and a director of Pharmavet Inc., a subsidiary of the Registrant. Mrs. Seidenfeld was the Treasurer, Secretary and Director of Daine Industries, Inc. from 1988 until December 2002 when Daine merged with Westport Cruise Corporation. She was treasurer and secretary of Excess Materials Inc until Excess Material's operations were terminated and the company liquidated. She was treasurer, secretary and director of Coral Development Corp. from December 1996 to December 1998 and was Treasurer, Secretary and Director of Davin Enterprises Inc. from 1987 until December 1997. Mrs. Seidenfeld also was treasurer and director of Lite King Corp until March 2001 when Lite King Corp merged with National Cabling Services Inc.

Gerald Kaufman, Director, has been a practicing attorney for over thirty years. He has served as a director of the Registrant, along with being a director of Daine Industries Inc. from 1990 until December 2002 when Daine merged with Westport Cruise Corporation. He was also a director of Lite King Corp from 1998 until March 2001. He has also been a director of American Mayflower Life Insurance Co. since 1973.

Arthur Seidenfeld is the son of Anne Seidenfeld.

Item 11.  Management Executive Compensation.

During the fiscal year ended June 30, 2003, management salaries were as follows:

Anne Seidenfeld - Treasurer/Secretary   $ 1,800
Arthur Seidenfeld - President           $31,574

Anne Seidenfeld, the Registrant's treasurer secretary earned the above listed $1,800 during the quarter ended September 30, 2002. She has declared that she will not receive any salary for any period beyond September 30, 2002. There is no employment agreement in place for either officer.

During the year ended June 30, 2002, Anne Seidenfeld, pursuant to an oral agreement with the Company earned $7,200 as an annual salary. Arthur Seidenfeld, the Registrant's present earned a salary of $31,378, pursuant to an oral agreement with the Company.


                               PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

a. The following are known to Registrant to be beneficial owners of 5% or more of the Registrant's common stock.

    Title of Class of Common Stock

    Name of Beneficial Owner   Amount & Nature of     Percentage
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

    Name of Beneficial Owner   Amount & Nature of     Percentage
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

Item 14.  Controls and Procedures.

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Annual Report on Form 10-K. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.


                        MODERN TECHNOLOGY CORP.
              INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
        FILED WITH THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K.

                               PART IV

Item 15.  Exhibits, Financial Statements Schedules and Reports on Form 8-K.

Exhibit 99.1 Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Arthur Seidenfeld, CEO.
 Exhibit 99.2 Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Arthur Seidenfeld, CFO.
Exhibit 99.3 Section 906 of the Sarbanes-Oxley Act of 2002 Certification of Arthur Seidenfeld, CEO
Exhibit 99.4 Section 906 of the Sarbanes-Oxley Act of 2002 Certification of Arthur Seidenfeld, CFO
Exhibit 99.5 Consolidated Financial Statements consisting of:
  ACCOUNTANT'S REPORT
  CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2003 AND JUNE 30, 2002 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD
JULY 1, 2000 TO JUNE 30, 2003.
  CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001.
  CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2003, 2002, 2001.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

(a) No annual report or proxy material has been sent to security holders. When such report or proxy materials are furnished to securities holders subsequent to the filing of this report, copies shall be furnished to the Commission when sent to securities holders.






                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        MODERN TECHNOLOGY CORP.


                       By: Arthur J. Seidenfeld
                President, Principal Executive Officer
                    And Principal Financial Officer
                       Dated: September 3, 2003


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                Title                      Date
----                -----                      ----
Arthur Seidenfeld   President and Director     Sept. 3, 2003
Anne Seidenfeld     Treasurer, Secretary and
                    Director                   Sept. 3, 2003
Gerald Kaufman      Director                   Sept. 3, 2003