Form 10-Q
period 2003-09-30
MODERN TECHNOLOGY CORP
filed 2003-11-07
CIK 711422

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF
1934

For the transition period from                 to

Commission file number 2-80891-NY

                        Modern Technology Corp.
        ------------------------------------------------------
        (Exact Name of Registrant as Specified in its Charter)

                  Nevada                        11-2620387
      ---------------------------------     --------------------
      (State or other jurisdiction of       (I.R.S. Employer
       incorporation or Organization)        Identification Number)

           P.O. Box 940007, Belle Harbor, N.Y.      11694-0007
           --------------------------------------   ----------
          (Address of principal executive office)   (Zip Code)

              Issuer's telephone number   (718) 318-0994
                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past ninety days
[X] Yes   [ ] No

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















                      MODERN TECHNNOLOGY CORP.

                        FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2003













































                              I N D E X





                                                    Page


CONSOLIDATED BALANCE SHEETS                          1


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY       2


CONSOLIDATED STATEMENTS OF OPERATIONS                3


CONSOLIDATED STATEMENTS OF CASH FLOWS                4


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS      5-13






















                        MODERN TECHNOLOGY CORP.
                      CONSOLIDATED BALANCE SHEETS

                                                 Sept. 30,      June 30,
                                                   2003           2003
                                                -----------    ----------
                                                (Unaudited)
                              A S S E T S

CURRENT ASSETS
  Cash and Cash Equivalents                      $ 265,448     $ 302,517
  Investments, Trading Securities                  193,463        82,520
                                                  --------      --------
                                                   458,911       385,037
                                                  --------      --------
EQUIPMENT - At Cost                                 17,436        17,436
            Less:  Accumulated Depreciation        (14,656)      (14,280)
                                                  --------      --------
                                                     2,780         3,156
                                                  --------      --------
OTHER ASSETS
  Deferred Registration Costs                          -0-        25,000
  Investments, At Cost                                 900         2,331
                                                  --------      --------
                                                       900        27,331
                                                  --------      --------
TOTAL ASSETS                                     $ 462,591     $ 415,524
                                                  ========      ========

   L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES
  Accrued Expenses                               $   3,201     $  23,200
  Account Payable, Related Parties                   2,594         1,848
                                                  --------      --------
    Total Current Liabilities                        5,795        25,048
                                                  --------      --------

MINORITY INTEREST                                    5,000         5,000
                                                  --------      --------
STOCKHOLDERS' EQUITY
  Common Stock Par Value $.0001
    Authorized:  150,000,000 Shares
    Issued and Outstanding:  20,150,000 Shares       2,015         2,015
  Paid-In Capital                                  495,161       495,161
  Retained Earnings (Deficit)                      (45,380)     (111,700)
                                                  --------      --------
                                                   451,796       385,476
                                                  --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 462,591     $ 415,524
                                                  --------      --------

See accompanying summary of accounting policies and notes to financial
statements.                                                   Page 1 of 13
                       MODERN TECHNOLOGY CORP.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE PERIOD JULY 1, 2002 TO SEPTEMBER 30, 2003


                      Common Stock
                   ------------------                             Total
                                 Par                Retained      Stock-
                     # of       Value    Paid-In    Earnings     holders'
                    Shares     $.0001    Capital    (Deficit)     Equity
                   ----------  -------   --------   ---------   ---------

BALANCES AT
JULY 1, 2002       20,150,000  $2,015    $495,161   $  85,849   $ 583,025

Net Income (Loss)
for the Year
Ended June 30,
2003                                                 (197,549)   (197,549)
                   ----------   -----     -------     -------    --------

BALANCE AT
JUNE 30, 2003      20,150,000   2,015     495,161    (111,700)    385,476

Net Income (Loss)
For the Three
Months Ended
September 30, 2003
(Unaudited)                                            66,320      66,320
                   ----------   -----     -------     -------     -------

BALANCE AT
SEPTEMBER 30, 2003
(Unaudited)        20,150,000  $2,015    $495,161   $ (45,380)  $ 451,796
                   ==========   =====     =======    ========    ========















See accompanying summary of accounting policies and notes to financial statements.

                                                              Page 2 of 13
                       MODERN TECHNOLOGY CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                                                  For The Three Months
                                                  Ended September 30,

                                                  2003           2002
                                              ------------   ------------
REVENUES
  Interest Income                             $        554   $      1,304

  Realized Gain - Trading Securities                   -0-            183
  Unrealized Gain - Trading Securities             110,943            -0-
                                               -----------    -----------
                                                   111,497          1,487
                                               -----------    -----------
EXPENSES

  Officers' Salaries                                 8,152         10,554

  General and Administrative
    Expenses                                        34,284          8,361

  Unrealized Loss - Trading Securities                 -0-          9,555

  Unrealized Loss - Investment, at Cost              1,431        100,000
                                               -----------    -----------
                                                    43,867        128,470
                                               -----------    -----------

INCOME (LOSS) BEFORE TAXES                          67,630       (126,983)
  Income Tax Expense (Benefit)                       1,310            -0-
                                               -----------    -----------

NET INCOME (LOSS)                             $     66,320   $   (126,983)
                                               ===========    ===========
INCOME (LOSS) PER SHARE - BASIC
  AND DILUTED                                          NIL           (.01)
                                               ===========    ===========
NUMBER OF WEIGHTED AVERAGE
  SHARES OUTSTANDING                            20,150,000     20,150,000
                                               ===========    ===========






See accompanying summary of accounting policies and notes to financial statements.

                                                              Page 3 of 13
                        MODERN TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                   For The Three Months
                                                   Ended September 30,
                                                  -----------------------
                                                     2003         2002
                                                  ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                 $  66,320    $(126,983)
Adjustments to Reconcile Net Income
  to Net Cash Provided By (Used In)
  Operating Activities:
    Depreciation & Amortization                         376          286
    Realized Gain - Trading Securities                  -0-         (183)
    Unrealized (Gain) Loss - Trading
     Securities                                    (110,943)       9,555
    Unrealized Loss - Investment at Cost              1,431      100,000
    Deferred Registration Costs                      20,000          -0-
   Changes in Assets and Liabilities:
    Increase (Decrease) Accrued
    Expenses                                        (14,999)         -0-
   Increase (Decrease) Account Payable -
    Related Parties                                     746          -0-
                                                   --------     --------
Net Cash Provided By (Used In)
  Operating Activities                              (37,069)     (17,325)
                                                   --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) Sale of Securities                           -0-       10,788
                                                   --------     --------
Net Cash (Used In) Provided By
 Investing Activities                                   -0-       10,788
                                                   --------     --------
Net Increase (Decrease) in Cash
 and Cash Equivalents                               (37,069)      (6,537)
Cash and Cash Equivalents,
 Beginning of Period                                302,517      378,556
                                                   --------     --------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                    $ 265,448    $ 372,019
                                                   ========     ========
Supplemental Disclosures Of Cash Flow Information
 Cash Paid During The Period For:
  Taxes                                           $   1,310    $     -0-
  Interest                                        $     -0-    $     -0-



See accompanying summary of accounting policies and notes to financial statements.

                                                              Page 4 of 13
                       MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                             (Unaudited)


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

         BASIS OF PRESENTATION

         In April 1999 the Company formed a subsidiary named Excess Materials Inc. (Excess). Excess accounts are included in the consolidated financial statements at March 31, 2002 and June 30, 2001 and 2000. Modern owns 70% of Excess. Arthur Seidenfeld (Modern's president) owns 10% of Excess, Anne Seidenfeld (Arthur's mother and secretary/treasurer of Modern) owns 10% of Excess and a relative of Mr. Seidenfeld owns 10% of Excess.

         Excess was dissolved during March 2002. All income and expenses through dissolution have been incorporated into Modern's books. As of March 31, 2002, $1,425 net assets of Excess were transferred to Modern and Modern recognized a $354 loss upon dissolution.

         In April 2003 the Company formed a subsidiary named Pharmavet Inc. (Pharmavet). Pharmavet accounts are included in the consolidated financial statements at September 30, 2003. Modern owns 97.6% of Pharmavet. Gerald Kaufman (Modern's Director and legal counsel for both Modern and Pharmavet) owns 2.4% of Pharmavet.

         RECLASSIFICATIONS

         Certain items from prior periods within the financial statements have been reclassified to conform to current period classifications.




                                                              Page 5 of 13
                        MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                             (Unaudited)
                             (Continued)


         CASH AND CASH EQUIVALENTS

         Cash equivalents consist of highly liquid, short-term investments with original maturities of 90 days or less. The carrying amount reported in the accompanying balance sheets approximates fair value.

         PROPERTY AND EQUIPMENT

         Renewals and betterments are capitalized; maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the asset's estimated useful life, which generally approximates 5 years.

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







                                                              Page 6 of 13
                        MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                             (Unaudited)
                             (Continued)


         ADVERTISING

         Advertising costs are expensed as incurred. Advertising expense for the years ended September 30, 2003 and 2002 was $-0- and $-0-, respectively.

         IMPACT OF NEW ACCOUNTING STANDARDS

         SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets". The Company expects that SFAS 142 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company adopted SFAS 142 on January 1, 2002 and does not have an effect on the Company's consolidated financial statements.

         SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after September 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company adopted SFAS 143 effective January 1, 2002 and does not have an effect on the Company's consolidated financial statements.

         SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144, supersedes Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with





                                                              Page 7 of 13
                         MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                             (Unaudited)
                             (Continued)


         early adoption permitted, and in general are to be applied prospectively, and does not have an effect on the Company's consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13,
         and Technical Corrections." SFAS No. 145 eliminates SFAS No. 4,
          "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Under SFAS No. 145, such gains and losses should be classified as extraordinary only if they meet the criteria of APB Opinion No. 30. In addition, SFAS No. 145 amends SFAS No. 13,Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAs 145 effective June 1, 2003 and does not have an effect on the Company's consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)". SFAS No. 146 replaces Issue 94-3. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAs 146 effective April 2003 and does not have an effect on the Company's consolidated financial statements.

         On December 31, 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123". This statement amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of




                                                                Page 8 of 13
                          MODERN TECHNOLOGY CORP.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                             (Unaudited)
                             (Continued)


         accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company adopted SFAs 148 effective April 2003 and does not have an effect on the Company's consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the Company's third quarter of 2003 for variable interest entities created before February 1, 2003. The Company holds no interest in any variable interest entities. The Company adopted FIN46 effective April 2003 and does not have an effect on the Company's consolidated financial statements.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 is not expected to have a material effect on the Company's results of operations, liquidity, or financial condition.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after




                                                                Page 9 of 13
                        MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                             (Unaudited)
                             (Continued)


         May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's results of operations, liquidity, or financial condition.

NOTE 3:  CONCENTRATIONS OF CREDIT RISK

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash.

         At September 30, 2003 and June 30, 2003, the Company had deposits in various financial institutions totaling a bank balance of $265,638 and $301,926, respectively. Of the bank balance, up to $5,727 and $12,009 was covered by federal depository insurance. The remaining balance was uninsured and uncollateralized. At times during the year and at September 30, 2003 and June 30, 2003, the Company had funds on deposit with banks that were uninsured and uncollateralized, as a result, funds are at risk of loss. The Company has not experienced any losses in such accounts and believes they are not exposed to any significant credit risk on cash and cash equivalents. The carrying amount of these deposits in the accompanying financial statements was $265,448 and $302,517 at September 30, 2003 and June 30, 2003 respectively.

NOTE 4:  MARKETABLE SECURITIES

         During the quarter ended December 31, 2001 the investment in 701,071 shares of common stock of Lite King Corp. (LKC) was considered a trading security in accordance with Financial Accounting Standard (FAS) 115. LKC shares are traded on the NASD over-the-counter bulletin board system. The cost of these shares was $14,021. During the year ended June 30, 2002, 423,693 shares of LKC stock were sold generating a realized gain of $102,430. The total unrealized gain on LKC stock was $14,814 at June 30, 2002. During the three months ended September 30, 2002, 151,500 shares of LKC stock were sold generating a realized gain of $183. The total unrealized loss on LKC stock was $9,555 at September 30, 2002. As of September 30, 2003, the Company held no LKC stock. The unrealized gain of $110,943 for the period ended September 30, 2003 is due to the investment in Medicor Ltd. The investment in Medicor Ltd. is classified as a trading security in accordance with FAS 115.




                                                               Page 10 of 13
                        MODERN TECHNOLOGY CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                             (Unaudited)
                             (Continued)


NOTE 5:  INVESTMENT IN EQUITY SECURITIES (At Cost)

         Investments in Non Marketable Equity Securities consist of the following:

                                             September 30,   June 30,
                                                 2003          2003
                                             -------------   --------
           Investment in 360,000 restricted
            shares in Daine Industries, Inc.    $   -0-      $ 1,431

           Investment in 5% of total shares
            in Interactive Medicine Inc. Net
            of $100,000 and $ -0- valuation
            allowance as September 30, 2003
            and June 30, 2003, respectively         -0-          -0-

           Investments in other restricted
            securities                              900          900
                                                 ------       ------
                                                $   900      $ 2,331
                                                 ======       ======

         The Company has established a valuation allowance of $100,000, and $-0- against its investment in Interactive Medicine Inc. to reflect the uncertainty of the fair market value of the investment as of September 30, 2003 and June 30, 2003, respectively.

         During the quarter ended September 30, 2003, Daine Industries, Inc. (Daine) declared bankruptcy. As a result, the Company wrote off $1,431 of Daine common stock investment of 117,250 restricted shares to realized loss. As of September 30, 2003, Daine common stock is deemed to be worthless.

NOTE 6:  DEFERRED REGISTRATION COSTS

         For the period April 15, 2003 (inception) through June 30, 2003, Pharmavet has incurred deferred registration costs of $20,000 relating to expenses incurred in connection with the Form SB-2 filing. In October 2003, Pharmavet requested withdrawal from registration. As a result, deferred registration costs were expensed to operations as of September 30, 2003.




                                                               Page 11 of 13
                        MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                             (Unaudited)
                             (Continued)


NOTE 7:  STOCK BASED COMPENSATION

         On April 15, 2003, Pharmavet agreed to pay $5,000 and 10,000 shares of Pharmavet Inc. for legal services provided for filing of Form SB-2. This service is valued at fair market value at approximately $10,000. This entire amount was charged to Deferred Registration Costs. This stock based compensation plan is accounted for in accordance with SFAs No. 123.

NOTE 8:  INCOME TAX EXPENSE (BENEFIT)

         The provision for income taxes is comprised of the following:

                                            9/30/03    9/30/02
                                           --------   --------
              Current                      $ 13,218   $    -0-
              Deferred                      (11,908)       -0-
                                            -------    -------
                                           $  1,310   $    -0-
                                            =======    =======

         The provision for income taxes differs from the amount computed by applying the statutory federal income rate as follows:

                                            9/30/03    9/30/02
                                           --------   --------
              Expected statutory amount    $ 11,908   $    -0-
              Net operating loss            (11,908)       -0-
              State income taxes, net
               of federal benefit             1,310        -0-
                                            -------    -------
                                           $  1,310   $    -0-
                                            =======    =======

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities or financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards. The deferred tax assets at June 30, 2001 relate to Excess, the Company's 70% owned subsidiary. Since the accounts of Excess are not allowed to be consolidated with Modern for tax purposes and Excess has generated losses since inception, the deferred tax assets associated with these losses have been fully reserved in the valuation allowance.


                                                               Page 12 of 13
                        MODERN TECHNOLOGY CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                             (Unaudited)
                             (Continued)


         The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                                9/30/03    6/30/03
                                               --------   --------
          Deferred tax assets:
            Net operating loss carryforwards   $ 66,560   $106,426
                                                -------    -------
            Gross deferred tax assets            66,560    106,426
          Valuation allowance                   (66,560)  (106,426)
                                                -------    -------
            Net deferred tax assets            $    -0-   $    -0-
                                                =======    =======

         The net operating loss of approximately $128,000 expires in the year ended June 30, 2022. The tax benefits have been fully reserved due to a lack of consistent operating profitability.

NOTE 9:  POSTRETIREMENT BENEFITS

         The Company does not maintain any employee benefits currently. The Company does not maintain a plan for any postretirement employee benefits, therefore, no provision was made under FAS's 106 and 112.

NOTE 10: RELATED PARTY TRANSACTIONS

         Arthur Seidenfeld, President and a director of the Company, owns 47.9% of the outstanding shares of Modern Technology Corp. Anne Seidenfeld, Treasurer, Secretary and a director of the Company, owns approximately 12% of the outstanding shares of Modern Technology Corp. Anne Seidenfeld is Arthur Seidenfeld's mother. There were no related party transactions.

         Pharmavet was formed on April 15, 2003 to commercialize the agreement Modern signed with Centrovet to represent Centrovet as a sales representative. Modern invested $7,830 and orally agreed to advance up to $100,000 to cover Pharmavet's working capital needs for the twelve months through June 30, 2004 and to cover the costs related to filing of the registration statement. As of September 30, 2003 and June 30, 2003, Modern's president, who is also president of Pharmavet, has advanced $2,594 and $1,848 respectively to Pharmavet to cover certain operational expenses. For the investment of $7,830, Modern was issued 403,000 shares by Pharmavet.


                                                               Page 13 of 13
Part 1.  Financial Information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following information should be read in conjunction with the Consolidated Audited Financial Statements and Notes thereto and other information set forth in this report.

Forward-Looking Statements

Statements contained in this Form 10-Q that are not historical fact are "forward looking statements". These statements can often be identified by the use of forward-looking terminology such as "estimate", "project", "believe", "expect", "may", "will", "should", "intends", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as statements relating to timing, costs and of the acquisition of, or investments in, existing business, the revenue or profitability levels of such businesses, and other matters contained in this Form 10-Q regarding matters that are not historical facts, are only predictions.

No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Form 10-Q. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected.

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

Overview:

Modern Technology Corp. ("The Registrant") is engaged in aiding prospective clients in obtaining financing to client companies. Presently, the Registrant is seeking out candidates and companies for which it can aid in providing financing services although no assurances can be given that the Registrant will be successful in gaining new clients in the near future.

The Registrant has a 97.5% owned subsidiary, Pharmavet Inc. ("Pharmavet") which acts as a sales representative for a number of veterinary and human pharmaceutical product manufacturers (approximately 10 companies mainly based in Chile and India). Pharmavet attempts to obtain sales orders for these pharmaceutical manufacturers and has concentrated its efforts to date in seeking out customers in Africa.

Presently, Pharmavet has obtained about 10 orders for its suppliers from 5 customers in the countries of Togo and Benin in West Africa. Before Pharmavet will receive its sales commission, the customer must register the pharmaceutical products with its local health authorities. Samples and registration documents have to be provided by the pharmaceutical manufacturer/supplier and the customer has to advance local registration fees. Once registration approval is received from the local health authorities, the customer has to pay the pharmaceutical manufacturer/supplier and 30-60 days later the manufacturer should pay Pharmavet its commission for its efforts.

To date, Pharmavet has been informed by one customer that one sales order has received Togo regulatory approval while the pharmaceutical manufacturer is awaiting payment. Samples and registration documents have been provided by the pharmaceutical manufacturers for several other orders. To date, payment has not yet been received by any of Pharmavet's pharmaceutical suppliers/manufacturers and no assurance can be given that registration approval will be received for the orders received by Pharmavet. In addition, no assurance can be given that Pharmavet's suppliers/manufacturers will receive payment from Pharmavet's customers or that the suppliers will pay Pharmavet the commission related to orders after they have received payment from the customer.

On September 12, 2003, Pharmavet filed a registration statement with the Securities and Exchange Commission on Form SB-2 for the distribution of the Registrant's 403,000 shares to its shareholders as a dividend. Due to market and economic conditions, the registration statement was withdrawn on October 21, 2003. The legal and accounting fees related to this registration statement was charged to general and administration expenses during the quarter ended September 30, 2003.

Results of Operations:

During the three months ended September 30, 2003, the Registrant had net income of $66,320, as compared with a net loss of $126,983 for the three months ended September 30, 2002. For the three months ended September 30, 2003, the Registrant had total revenues of $111,497 as compared with revenues of $1,487 for the three months period ended September 30, 2002.

The net income for the three months ended September 30, 2003 is attributable primarily to an unrealized gain-trading securities of $110,943 related to the shares the Registrant holds in Medicor Ltd (117,250 shares). The Registrant has filed a form 144 report for the proposed sale of its shares in Medicor Ltd on the open market in the future, although no assurance can be given that the Registrant will be successful in selling these shares in the near future on the open market. The Registrant also generated interest income of $554 during the three months period ended September 30, 2003.

During the three months ended September 30, 2002, the Registrant revenues consisted of interest income of $1,304- and a realized gain from trading securities of $183-.

During the three months ended September 30, 2003, expenses amounted to $43,867-, attributable mainly to general and administrative expenses of $34, 284 ($20,000 of which are accounting and legal fees related to the preparation of the registration statement for Pharmavet Inc.) and officers salaries of $8,152. The Registrant has also written off its investment in shares of Daine Industries, amounting to $1,431 during the quarter ended
September 30, 2003.   For the three months ended September 30, 2002,
expenses amounted to $128,470 consisting of officers salaries of $10,554, general and administrative expenses of $8,361, an unrealized loss from trading securities of $9,555 and an unrealized loss-investment at cost of $100,000-. General and administrative expenses can be attributed primarily to legal and accounting fees.

During the three months ended September 30, 2003, the Registrant's president, Arthur Seidenfeld received a salary of $8,152; during the three months ended September 30, 2002 he received a salary of $8,754. Anne Seidenfeld, the Registrant's treasury-secretary did not receive a salary for the three months ended September 30, 2003 and received a salary of $1,800 for the three months ended September 30, 2002. She has also declared that she will not take any additional salary for the fiscal year ended June 30, 2003 and in the future. The cash and cash equivalent balances along with holdings of U.S. treasury obligations of the Registrant as of September 30, 2003 and June 30, 2003 were $265,448 and $302,517 respectively.

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

On December 20, 2002, Daine Industries Inc. ("Daine") completed a merger with Westport Cruise Corp, ("Westport Cruise") whereby Daine issued 11,181,366 restricted shares to the owners of Westport Cruise and Westport Cruise merged into Daine. Upon signing the merger agreement, the officers and directors of Daine resigned (the same officers and directors of the Registrant), and were replaced by officers and directors of Westport Cruise Corp. Westport Cruise Corp operates a travel agency business in Canada. As a result of the merger, the owners of Westport Cruise own 90% of the outstanding shares of Daine. The Registrant owned 360,000 shares of Daine's common stock. The Registrant was recently informed that Westport Cruise has terminated its operations due to economic conditions. As a result, the Registrant has written off its investment in Daine shares amounting to $1,431 during the quarter ended September 30, 2003.


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


                     Part II.  Other Information

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities. None.

Item 3.  Defaults upon Senior Securities. None.

Item 4.  Submission of Matters to a Vote of Security Holders. None.

Item 5.  Other Materially Important Events.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              The following documents are filed as part of this report or are incorporated by reference to previous filings, if so indicated:

              Exhibit No.    Description

                 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

                 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

                 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

                 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

         (b)  Reports on Form 8-K.

              None.


                              SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       MODERN TECHNOLOGY CORP.


                       /s/Arthur J. Seidenfeld
                      By: Arthur J. Seidenfeld
                   President, Chief Executive and
                       Chief Financial Officer
                           November 3, 2003