Form 10-Q
period 2003-12-31
MODERN TECHNOLOGY CORP
filed 2004-02-02
CIK 711422

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT
    OF 1934

For the transition period from ________________to _____________________

Commission file number 2-80891-NY

                     Modern Technology Corp.
       ------------------------------------------------------
       (Exact Name of Registrant as Specified in its Charter)

    Nevada                                11-2620387
--------------------------------          --------------------
(State or other jurisdiction of           I.R.S. Employer
incorporation or Organization)            Identification Number)

P.O. Box 940007, Belle Harbor, N.Y.       11694-0007
----------------------------------        --------------------
(Address of principal executive office)   (Zip Code)

Issuer's telephone number     (718) 318-0994
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



















                        MODERN TECHNNOLOGY CORP.

                         FINANCIAL STATEMENTS

                          DECEMBER 31, 2003











                             I N D E X





                                                     Page


CONSOLIDATED BALANCE SHEETS                            1


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY         2


CONSOLIDATED STATEMENTS OF OPERATIONS                  3


CONSOLIDATED STATEMENTS OF CASH FLOWS                  4


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS         5-14





                      MODERN TECHNOLOGY CORP.
                    CONSOLIDATED BALANCE SHEETS

                                                Dec. 31,        June 30,
                                                  2003           2003
                                              ----------      ---------
                                             (Unaudited)

                              A S S E T S

CURRENT ASSETS
     Cash and Cash Equivalents                 $ 287,290      $ 302,517
     Investments, Trading Securities              74,348         82,520
                                               ---------      ---------
                                                 361,638        385,037
                                               ---------      ---------

EQUIPMENT -      At Cost                          17,436         17,436
     Less:Accumulated Depreciation               (15,030)       (14,280)
                                               ---------      ---------
                                                   2,406          3,156
                                               ---------      ---------

OTHER ASSETS
     Deferred Registration Costs                     -0-         25,000
     Investments, At Cost                            900          2,331
                                               ---------      ---------
                                                     900         27,331
                                               ---------      ---------

TOTAL ASSETS                                   $ 364,944      $ 415,524
                                               =========      =========

  L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES
     Accrued Expenses                          $   9,934      $  23,200
     Account Payable, Related Parties              2,594          1,848
                                               ---------      ---------
     Total Current Liabilities                    12,528         25,048
                                               ---------      ---------

MINORITY INTEREST                                    -0-          5,000
                                               ---------      ---------
STOCKHOLDERS' EQUITY
     Common Stock Par Value $.0001
       Authorized:  150,000,000 Shares
       Issued and Outstanding:  20,150,000
         Shares                                    2,015           2,015
     Paid-In Capital                             495,161         495,161
     Retained Earnings (Deficit)                (144,760)       (111,700)
                                               ---------       ---------
                                                 352,416         385,476
                                               ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 364,944       $ 415,524
                                               =========       =========


See accompanying summary of accounting policies and notes to financial statements.

                            MODERN TECHNOLOGY CORP.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE PERIOD JULY 1, 2002 TO DECEMBER 31, 2003




                       Common Stock                              Total
                     ----------------                            -----
                                 Par                Retained     Stock-
                                 ---                --------     ------
                      # of      Value    Paid-In    Earnings    holders'
                      ----      -----    -------    --------    --------
                     Shares    $.0001    Capital    (Deficit)    Equity
                     ------    ------    --------   ---------   --------

BALANCES AT
JULY 1, 2002     20,150,000    $2,015    $495,161   $  85,849   $583,025

Net Income (Loss)
for the Year
Ended June 30,
2003                                                 (197,549)  (197,549)
                 ----------    ------    --------   ---------   --------

BALANCE AT
JUNE 30, 2003    20,150,000     2,015     495,161    (111,700)   385,476

Net Income (Loss)
For the Six
Months Ended
December 31, 2003
(Unaudited)                                           (33,060)   (33,060)
                 ----------    ------    --------   ---------   --------
BALANCE AT
DECEMBER 31, 2003
(Unaudited)      20,150,000    $2,015    $495,161   $(144,760)  $352,416
                 ==========    ======    ========   =========   ========







See accompanying summary of accounting policies and notes to financial statements.

                           MODERN TECHNOLOGY CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)


                                                 For The Three Months
                                                  Ended December 31,
                                             -------------------------
                                                 2003           2002
                                             ----------     ----------
REVENUES
     Interest Income                          $     482     $    1,281
                                             ----------     ----------
                                                    482          1,281
                                             ----------     ----------
EXPENSES

  Officers' Salaries                              8,473          8,305

  General and Administrative
       Expenses                                  28,124         27,323

  Realized Loss-Trading Securities               30,940            459

  Unrealized Loss - Trading Securities           32,325            -0-
                                             ----------     ----------
                                                 99,862         36,087
                                             ----------     ----------
INCOME (LOSS) BEFORE TAXES                      (99,380)       (34,806)
     Income Tax Expense (Benefit)                   -0-         (7,219)
                                             -----------    ----------
NET INCOME (LOSS)                            $  (99,380)    $  (27,587)
                                             ==========     ==========
INCOME (LOSS) PER SHARE - BASIC
  AND DILUTED                                       NIL            NIL
                                             ==========     ==========
NUMBER OF WEIGHTED AVERAGE
     SHARES OUTSTANDING                      20,150,000     20,150,000
                                             ==========     ==========







See accompanying summary of accounting policies and notes to financial statements.

                           MODERN TECHNOLOGY CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)


                                                  For The Six Months
                                                  Ended December 31,
                                             --------------------------
                                                 2003           2002
                                             ----------      ----------
REVENUES
     Interest Income                         $    1,036      $    2,585
     Unrealized Gains - Trading Securities      110,943             -0-
                                             ----------      ----------
                                                111,979           2,585
                                             ----------      ----------
EXPENSES

  Officers' Salaries                             16,625          18,859

  General and Administrative
       Expenses                                  62,408          35,684

  Realized Loss - Trading Securities             30,940           9,831

  Unrealized Loss - Trading Securities           32,325             -0-

  Unrealized Loss - Investment, at Cost           1,431         100,000
                                             ----------      ----------
                                                143,729         164,374
                                             ----------      ----------

INCOME (LOSS) BEFORE TAXES                      (31,750)       (161,789)
     Income Tax Expense (Benefit)                 1,310          (7,219)
                                             ----------      ----------
NET INCOME (LOSS)                            $  (33,060)     $ (154,570)
                                             ==========      ==========
INCOME (LOSS) PER SHARE - BASIC
  AND DILUTED                                    NIL               (.01)
                                             ==========      ==========
NUMBER OF WEIGHTED AVERAGE
     SHARES OUTSTANDING                      20,150,000      20,150,000
                                             ==========      ==========







See accompanying summary of accounting policies and notes to financial statements.




                                                              Page 4 of 14
                           MODERN TECHNOLOGY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                  For The Six Months
                                                  Ended December 31,
                                             ------------------------
                                                 2003           2002
                                             ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                            $  (33,060)    $(154,570)
Adjustments to Reconcile Net Income
 to Net Cash Provided By (Used In)
 Operating Activities:
   Depreciation & Amortization                      750           572
   Realized Gain on Investment                      -0-           -0-
   Unrealized Gains                            (110,943)          -0-
   Realized Loss - Trading Securities            30,940         9,831
   Unrealized loss - Trading Securities          32,325           -0-
   Unrealized Loss - Investment at Cost           1,431       100,000
   Deferred Registration Costs                   20,000           -0-
 Changes in Assets and Liabilities:
   Decrease (Increase) in Other Current
   Assets                                           -0-           -0-
   Decrease (Increase) in Deferred Tax Assets       -0-           -0-
   Decrease (Increase) in Other Assets              -0-          (715)
   Increase (Decrease) in Accrued
     Expenses and Taxes                         (13,266)          -0-
   Increase (Decrease) in Account Payable -
     Related Parties                                746           -0-
                                             ----------     ---------
Net Cash Provided By (Used In)
 Operating Activities                           (71,077)      (44,882)
                                             ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sales of Investment                55,850        10,908
                                             ----------     ---------
Net Cash (Used In) Provided By
     Investing Activities                        55,850        10,908
                                             ----------     ---------
Net Increase (Decrease) in Cash
     and Cash Equivalents                       (15,227)      (33,974)
Cash and Cash Equivalents,
     Beginning of Period                        302,517       378,556
                                             ----------     ---------
CASH AND CASH EQUIVALENTS,
     END OF PERIOD                           $  287,290     $ 344,582
                                             ==========     =========
Supplemental Disclosures Of Cash Flow Information
     Cash Paid During The Period For:
          Taxes                              $    1,310     $     -0-
          Interest                           $      -0-     $     -0-

See accompanying summary of accounting policies and notes to financial statements.

                           MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
                               (UNAUDITED)


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

         In April 2003 the Company formed a subsidiary named Pharmavet Inc. (Pharmavet). Pharmavet accounts are included in the consolidated financial statements at December 31, 2003. On
         June 30, 2003 Modern owned 97.6% of Pharmavet. Gerald Kaufman (Modern's Director and legal counsel for both Modern and Pharmavet) owned 2.4% of Pharmavet. During the quarter of December 31, 2003, Gerald Kaufman decided to return and cancel all shares of Pharmavet Inc. to Modern. As of December 31, 2003, Modern owns 100% of Pharmavet.

         RECLASSIFICATIONS

         Certain items from prior periods within the financial statements have been reclassified to conform to current period classifications.

                           MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
                              (Unaudited)
                              (Continued)


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

                           MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
                              (Unaudited)
                              (Continued)


         ADVERTISING

         Advertising costs are expensed as incurred. Advertising expense for the six months ended December 31, 2003 and 2002 was $-0- and $-0-, respectively.

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

         SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144, supersedes Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS 144 are effective in fiscal years beginning after

                           MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
                              (Unaudited)
                              (Continued)


         December 15, 2001, with early adoption permitted, and in general are to be applied prospectively, and does not have an effect on the Company's consolidated financial statements.

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

         On December 31, 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123". This statement amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial

                           MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
                              (Unaudited)
                              (Continued)


         statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company adopted SFAs 148 effective April 2003 and does not have an effect on the Company's consolidated financial statements.

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

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant

                           MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
                              (Unaudited)
                              (Continued)


         change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's results of operations, liquidity, or financial condition.

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

         During the year ended June 30, 2003, the investment in 117,250 shares of common stock of MediCor Ltd. was considered a trading security in accordance with Financial Accounting Standard (FAS) 115 MediCor Ltd. shares are traded on the NASD over-the-counter bulletin board system. The cost of these shares is $84,864. The total unrealized loss on MediCor Ltd. was $2,344 at June 30, 2003. As of September 30, 2003, the company recognized $110,943 unrealized gains to the investment. During the quarter ended December 31, 2003, the company sold 52,600 shares for $55,850 recognized a realized loss of $30,940. As fair market value of this remaining investment dropped, the company recognized an unrealized loss on investment of $32,325.

                           MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
                              (Unaudited)
                              (Continued)

NOTE 5:  INVESTMENT IN EQUITY SECURITIES (At Cost)

         Investments in Non Marketable Equity Securities consist of the following:

                                              December 31,        June 30,
                                                 2003               2003
                                             -------------       ----------
            Investment in 360,000
            restricted shares in
            Daine Industries, Inc             $        -0-       $    1,431

            Investment in 5% of
            total shares in Interactive
            Medicine Inc. Net of
            $100,000 and $ -0- valuation
            allowance as December 31,
            2003 and June 30, 2003,
            respectively                               -0-              -0-

            Investments in other
            restricted securities                      900              900
                                               -----------       ----------
                                               $       900       $    2,331
                                               ===========       ==========

         The Company has established a valuation allowance of $100,000, and $-0- against its investment in Interactive Medicine Inc. to reflect the uncertainty of the fair market value of the investment as of December 31, 2003 and June 30, 2003, respectively.

         During the quarter ended September 30, 2003, Daine Industries, Inc. (Daine) declared bankruptcy. As a result, the Company wrote off $1,431 of Daine common stock investment of 360,000 restricted shares to realized loss. As of December 31, 2003, Daine common stock is deemed to be worthless.

NOTE 6:  DEFERRED REGISTRATION COSTS

         For the period April 15, 2003 (inception) through June 30, 2003, Pharmavet has incurred deferred registration costs of $20,000 relating to expenses incurred in connection with the Form SB-2 filing. In October 2003, Pharmavet requested withdrawal from registration. As a result, deferred registration costs were expensed to operations as of September 30, 2003. During the quarter of December 31, 2003, 10,000 shares of Pharmavet were returned and cancelled. The costs of these shares ($5,000) were credited against Deferred Registration costs.

                           MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
                              (Unaudited)
                              (Continued)



NOTE 7:  STOCK BASED COMPENSATION

         On April 15, 2003, Pharmavet agreed to pay $5,000 and 10,000 shares of Pharmavet Inc. for legal services provided for filing of Form SB-2. This service is valued at fair market value at approximately $10,000. This entire amount was charged to Deferred Registration Costs. This stock based compensation plan is accounted for in accordance with SFAs No. 123. During the quarter of December 31, 2003, 10,000 shares were returned and cancelled. The costs of these shares were credited against Deferred Registration costs.

NOTE 8:  INCOME TAX EXPENSE (BENEFIT)

         The provision for income taxes is comprised of the following:

                                              12/31/03          9/30/02
                                              --------          -------
           Current                            $  1,310          $   -0-
           Deferred                                -0-              -0-
                                              --------          -------
                                              $  1,310          $   -0-
                                              ========          =======

         The provision for income taxes differs from the amount computed by applying the statutory federal income rate as follows:

                                              12/31/03          9/30/02
                                              --------          -------
           Expected statutory amount          $    -0-          $   -0-
           Net operating loss                      -0-              -0-
           State income taxes, net
           of federal benefit                    1,310              -0-
                                              --------          -------
                                              $  1,310          $   -0-
                                              ========          =======

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities or financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards.

                           MODERN TECHNOLOGY CORP.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
                              (Unaudited)
                              (Continued)

         The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                              12/31/03           6/30/03
                                              --------          --------
         Deferred tax assets:
           Net operating loss
            Carryforwards                     $125,426          $106,426
                                              --------          --------
           Gross deferred tax assets           125,426           106,426
         Valuation allowance                  (125,426)         (106,426)
                                              --------          --------
           Net deferred tax assets            $    -0-          $    -0-
                                              ========          ========

         The net operating loss of approximately $294,000 expires in the year ended June 30, 2022. The tax benefits have been fully reserved due to a lack of consistent operating profitability.


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

         Pharmavet was formed on April 15, 2003 to commercialize the agreement Modern signed with Centrovet to represent Centrovet as a sales representative. Modern invested $7,830 and orally agreed to advance up to $100,000 to cover Pharmavet's working capital needs for the twelve months through June 30, 2004 and to cover the costs related to filing of the registration statement. As of December 31, 2003 and June 30, 2003, Modern's president, who is also president of Pharmavet, has advanced $2,594 and $1,848 respectively to Pharmavet to cover certain operational expenses. For the investment of $7,830, Modern was issued 403,000 shares by Pharmavet.

  Part I. Financial Information.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

General

The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other information set forth in this report.

Forward-Looking Statements

Statements contained in this Form 10-Q that are not historical fact are "forward looking statements". These statements can often be identified by the use of forward-looking terminology such as "estimate","project", "believe", "expect", "may", "will", "should", "intends", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as statements relating to timing, costs and of the acquisition of, or investments in, existing business, the revenue or profitability levels of such businesses, and other matters contained in this Form 10-Q regarding matters that are not historical facts, are only predictions.

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

      The Registrant has a wholly owned subsidiary, Pharmavet Inc. ("Pharmavet") which acts as a sales representative for a number of veterinary and human pharmaceutical product manufacturers (approximately 10 companies mainly based in Chile and India). Pharmavet attempts to obtain sales orders for these pharmaceutical manufacturers and has concentrated its efforts to date in seeking out customers in Africa.To date, Pharmavet has not generated any revenues and the Registrant is not confident that Pharmavet will generate revenues in the near future.

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

     During the quarter ended September 30, 2003, Pharmavet was informed by one customer that one sales order has received Togo regulatory approval while the pharmaceutical manufacturer is awaiting payment. During the quarter ended December 31, 2003, no further communications were received from that customer. Samples and registration documents have been provided by the pharmaceutical manufacturers for several other orders.

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

     On September 12, 2003, Pharmavet filed a registration statement with the Securities and Exchange Commission on Form SB-2 for the distribution of the Registrant's 403,000 shares to its shareholders as a dividend. Due to market and economic conditions, the registration statement was withdrawn on October 21, 2003. The legal and accounting fees related to this registration statement was charged to general and administration expenses during the quarter ended September 30, 2003. During the quarter ended December 31, 2003, the Registrant's attorney returned 10,000 shares of Pharmavet which he received for his assistance in the preparation of the registration statement. The shares were cancelled with the Registrant increasing its ownership in Pharmavet from 97% to 100%.

 Results of Operations:

     During the six months ended December 31, 2003, the Registrant had a net loss of $33,060, as compared with a net loss of $154,570 for the six months ended December 31, 2002. For the six months ended December 31, 2003, the Registrant had total revenues of $111,979 as compared with revenues of $2,585 for the six month period ended December 31, 2002. The revenues for the six months ended December 31, 2003 reflect the Registrant's sale of shares of Medicor Ltd.

     During the year ended June 30, 2003, the investment in 117,250 shares of common stock of Medicor Ltd. held by the Registrant was considered a trading security in accordance with Financial Accounting Standard (FAS) 145 and requires the shares to be carried at fair market value. Medicor Ltd. shares are traded on the NASD over-the-counter bulletin board system. The cost of these shares is $84,864. As of September 30, 2003, the Registrant recognized $110,943 unrealized gains to the investment, with the shares valued upward from historical cost to fair market value at September 30, 2003.

     During the quarter ended December 31, 2003, the Registrant sold 52,600 shares of Medicor Ltd. for $55,850 (historical cost of $36,820-) and recognized a realized loss of $30, 940 from the quarter ended September 30, 2003. As fair market value of the remaining shares dropped, the Registrant recognized an unrealized loss on investment of $32,325-. The balance of Medicor Ltd. shares held by the Registrant as of December 31, 2003, were sold by January 26, 2004. During the six months ended December 31, 2002 the Registrant generated a realized loss from trading securities of $9,831.

     During the six months ended December 31, 2003, the Registrant generated interest income of $1,036- as compared with interest income of $2,585 generated during the six months ended December 31, 2002.

    During the six months ended December 31, 2003, expenses amounted to $143,729-, attributable mainly to general and administrative expenses of $62,408 ($20,000 of which are accounting and legal fees related to the preparation of the registration statement for Pharmavet Inc.), officers salaries of $16,625, a realized loss trading securities of $30,940, an unrealized loss trading securities of $32,325 and a write off of its investment in shares of Daine Industries, amounting to
$1,431.   For the six months ended December 31, 2002, expenses amounted to $164,374 consisting of officers salaries of $18,859, general and administrative expenses of $35,684, a realized loss trading securities of $9,831 and an unrealized loss investment at cost of $100,000-. General and administrative expenses can be attributed primarily to legal and accounting fees.

     During the six months ended December 31, 2003, the Registrant's president, Arthur Seidenfeld received a salary of $16,625; during the six months ended December 31, 2002 he received a salary of $18,859. Anne Seidenfeld, the Registrant's treasury-secretary did not receive a salary for the six months ended September 30, 2003 and received a salary of $1,800 for the three months ended September 30, 2002. She has also declared that she will not take any additional salary for the fiscal year ended June 30, 2003 and in the future.

     The cash and cash equivalent balances along with holdings of U.S. treasury obligations of the Registrant as of December 31, 2003 and June 30, 2003 were $287,290 and $302,517 respectively.

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

     On February, 7, 2003, Scientio concluded an agreement of merger with International Integrated Incorporated, ("III") a company in the breast implant business. At the time of closing, Scientio issued approximately 15,079,333 restricted shares to the owners of III with the present shareholders of Scientio owning approximately 4.2% of the outstanding shares of the merged company after merger.

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

Item 1.      Legal Proceedings.  None.

Item 2.      Changes in Securities. None.

Item 3.      Defaults upon Senior Securities. None.

Item 4.      Submission of Matters to a Vote of Security Holders.

                 On November 17, 2003 an annual meeting of shareholders of the Registrant was held with the approval of shareholders (reflected by approximately 60% of the outstanding shares) to amend Article III Item 2 of the Registrant's By-Laws to change the minimum number of directors from three to two and to elect a board of two directors, Arthur Seidenfeld and Anne Seidenfeld, each to serve for a term of one year and until their successors shall have been duly elected and qualified.

Item 5.      Other Materially Important Events.  None.

Item 6.      Exhibits and Reports on Form 8-K.

     a.      Exhibits.

The following documents are filed as part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.    Description

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
      Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2   Certification of Chief Financial Officer Pursuant to 18 U.S.C.
      Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

   b  Reports on Form 8-K.

      None.



                          SIGNATURES


     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      MODERN TECHNOLOGY CORP.


                      /s/Arthur J. Seidenfeld
                     By: Arthur J. Seidenfeld




                  President, Chief Executive and
                      Chief Financial Officer
                        January 28, 2004