Form 10QSB
period 2004-03-31
MODERN TECHNOLOGY CORP
filed 2004-05-28
CIK 711422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 2-80891-NY

MODERN TECHNOLOGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	11-2620387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1237 State Rd 30 E
Etta, MS 38627

(Address of principal executive offices)

Registrant’s telephone number, including area code: (662) 236-5928

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X]   No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2004
Common stock, $0.001 par value	20,150,000

MODERN TECHNOLOGY CORP.

2

Item 1. Consolidated Financial Statements (unaudited)

PART I — FINANCIAL INFORMATION

MODERN TECHNOILOGY CORP.

Consolidated Balance Sheets

(unaudited)

	March 31, 2004	June 30, 2003
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$5,878	$302,517
Investments, Trading Securities (net of allowance)	-	82,520

	-------------------	-------------------
TOTAL CURRENT ASSETS	$5,878	$385,037

FIXED ASSETS-at cost
Computers	$4,946	$4,946
Software	775	775
Other Fixed Assets	11,715	11,715
	-------------------	-------------------
TOTAL	$17,436	$17,436

Accumulated Depreciation	(15,151)	(14,280)
	-------------------	-------------------

TOTAL FIXED ASSETS	$2,285	$3,156
	-------------------	-------------------

OTHER ASSETS
Deferred Registration Costs	$-	$25,000
Investments, at cost	-	2,331
	-------------------	-------------------

TOTAL OTHER ASSETS	$-	$27,331
	-------------------	-------------------

TOTAL ASSETS	$8,163	$415,524
	===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued Expenses	$4,322	$23,200
Account Payable, Related Parties	0	1,848
	-------------------	-------------------

TOTAL CURRENT LIABILITIES	$4,322	$25,048
	-------------------	-------------------

MINORITY INTEREST	$-	$5,000
	-------------------	-------------------

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.0001; 150,000,000 Shares Authorized;
20,150,000 Shares Issued and Outstanding :	$2,015	$2,015
Dividends Paid	(310,970)	-
Additional Paid-in-Capital	495,161	495,161
Accumulated Deficit	(182,365)	(111,700)
	-------------------	-------------------

TOTAL STOCKHOLDERS' EQUITY	$3,841	$385,476

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,163	$415,524
	===========	===========

The accompanying notes are an integral part of these consolidated financial statements.

MODERN TECHNOLOGY CORP.

Consolidated Statements of Operations

(Unaudited)

	For the 3 months ended
	March 31, 2004	March 31, 2003

REVENUE
Interest Income	$135	$787
Realized Gains - Trading Securities	86,945	-

	---------------	---------------
TOTAL REVENUES	$87,080	$787
	---------------	---------------
EXPENSES
Officers' Salaries	$7,739	$7,000
General and Administrative Expenses	33,713	13,964
Unrealized Loss - - Trading Securities	- 0 -	44,111

	---------------	---------------
TOTAL EXPENSES	$41,452	$65,075

	---------------	---------------

NET INCOME (LOSS) BEFORE TAXES (BENEFIT)	$(45,628)	$(64,288)
Income Tax Expense (Benefit)	-	(59,801)

	---------------	---------------

NET INCOME (LOSS)	$(45,628)	$(4,487)

	========	========

INCOME (LOSS) PER SHARE--BASIC AND DILUTED	(0.00)	(0.00)

	========	========
NUMBER OF WEIGHTED AVERAGE SHARES OUTSTANDING	20,150,000	20,150,000
	========	========

MODERN TECHNOLOGY CORP.

Consolidated Statements of Operations

(Unaudited)

	For the nine months ended
	March 31, 2004	March 31, 2003

REVENUE
Interest Income	$1,170	$3,372

Realized Gains (Net) - Trading Securities	41,714	-
Unrealized Gains - Trading Securities	-	44,111
	---------------	---------------
TOTAL REVENUES	$42,884	$47,483
	---------------	---------------
EXPENSES
Officers' Salaries	$24,364	$25,859
General and Administrative Expenses	81,300	49,648
Realized Gain (Loss) - - Trading Securities	-	9,831
Loss on Writedown of Investment	7,830	100,000

	---------------	---------------

TOTAL EXPENSES	$113,549	$141,227

	---------------	---------------

NET INCOME (LOSS) BEFORE TAXES (BENEFIT)	$(70,665)	$(137,855)
Income Tax Expense (Benefit)	-	(67,020)
	---------------	---------------

NET INCOME (LOSS)	$(70,665)	$(70,835)

	========	========

INCOME (LOSS) PER SHARE--BASIC AND DILUTED	$(0.00)	$(0.00)

	========	========
NUMBER OF WEIGHTED AVERAGE SHARES OUTSTANDING	20,150,000	20,150,000
	========	========

The accompanying notes are an integral part of these consolidated financial statements.

MODERN TECHNOLOGY CORP.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	March 31, 2004	March 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(70,665)	$(70,835)
Adjustments to Reconcile Net Income
to Net Cash Provided by Operating Activities:
Depreciation and Amortization	871	858
Net Gains (Losses) on Trading Securities	(41,714)	65,720
Writeoff of Deferred Registration Costs	25,000	-
Return of Common Stock of Subsidiary and Retired	(5,000)	-

Changes in Assets and Liabilities:
(Increase) Decrease in Deferred Tax Asset	-	(80,005)
(Decrease) Increase in Accrued Expenses	(18,878)	105
(Decrease) Increase in Account Payable - Related Party	(1,848)	-
	----------------------	----------------------

Net Cash Provided by (Used In) Operating Activities	$(112,234)	$(63,963)
	----------------------	----------------------

CASH FLOWS FROM INVESTING
Writeoff of Investments	$2331	$-
Proceeds From Sale of Investments	-	10,908
Reduction in Investments - Trading Securities	124,234	-
Purchase of Investments - Trading Securities	-	(2789)
	----------------------	----------------------
Net Cash Provided by Investing Activities	$126,565	$8119
	----------------------	----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	$(310,970)	$-
	----------------------	----------------------

Net Cash (Used In) Financing Activities	$(310,970)	$-
	----------------------	----------------------

Net (Decrease) Increase in Cash and Cash Equivalents	$(296,639)	$(55,844)

Cash and Cash Equivalents - Beginning	$302,517	$378,556
	----------------------	----------------------

Cash and Cash Equivalents - Ending	$5,878	$322,712
	============	============

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Taxes	$1,310	-
Interest	-	-

Noncash Investing and Financial Transactions:
Dividend of Equity Investment Stock	-	-

The accompanying notes are an integral part of these consolidated financial statements.

MODERN TECHNOLOGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED

MARCH 31, 2004

(UNAUDITED)

NOTE 1:         ORGANIZTION AND NATURE OF OPERATIONS

Modern Technology Corp. (Modern) is a Nevada Corporation. Modern is engaged in aiding prospective clients in obtaining financing and in providing managerial services to client companies. Modern’s office was located in New York, but has been relocated to Mississippi.

NOTE 2:         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                        ACCOUNTING POLICIES

Modern Technology Corp.’s accounting policies conform to U. S. generally accepted accounting principles. Significant policies followed are described below.

                        BASIS OF PRESENTATION

In April 2003 the Company formed a subsidiary named Pharmavet Inc. (Pharmavet). Pharmavet accounts are included in the consolidated financial statements at March 31, 2004. On June 30, 2003 Modern owned 97.6% of Pharmavet. Gerald Kaufman (Modern’s Director and legal counsel for both Modern and Pharmavet) owned 2.4% of Pharmavet. During the quarter of December 31, 2003, Gerald Kaufman decided to return and cancel all shares of Pharmavet Inc. to Modern. Pharmavet was dissolved as of March 31, 2004. Pharmavet accounts were properly included in the consolidated financial statements at March 31, 2004.

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

PROPERTY AND EQUIPMENT

Renewals and betterments are capitalized; maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which generally approximates five years.

ESTIMATES IN FINANCIAL STATEMENTS

The preparation of financial statements in conformity with U. S. generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES

The company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that may have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

IMPACT OF NEW ACCOUNTING STANDARDS

SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supercedes APB Opinion No. 17, “Intangible Assets”. The Company expects that SFAS 142 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company adopted SFAS 142 on January 1, 2002 and does not have an effect on the Company’s consolidated financial statements.

SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after September 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company adopted SFAS 143 effective January 1, 2002 and does not have an effect on the Company’s consolidated financial statements.

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144, supercedes Statement of Financial Accounting Standards No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of” (“SFAS 121”), and APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively, and does not have an effect on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates SFAS No. 4, “Reporting Gains and Loses from Extinguishments of debt to be aggregated and, if material, classified as an extraordinary item. Under SFAS No. 145. such gains and losses should be classified as extraordinary only if they meet the criteria of APB Opinion No. 30. In addition, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted the SDAS 145 effective June 1, 2003 and does not have an effect on the Company’s consolidated financial statements.

In June 2002, the FASB issues SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)”. SFAS No. 146 replaces issue No. 94-3. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 effective April 2003 and does not have an effect on the Company’s consolidated financial statements.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123”. This statement amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company adopted SFAS 148 effective April 2003 and does not have an effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the Company’s third quarter of 2003 for variable interest entities created before February 1, 2003. The Company adopted FIN46 effective April 2003 and does not have an effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is intended to resulting more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is effective for contracts entered in to or modified after June 30, 2003. The adoption of SFAS 149 is not expected to have a material effect on the Company’s results of operations, liquidity, or financial condition.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s results of operations, liquidity, or financial condition.

NOTE 3:         CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash.

NOTE 4:         MARKETABLE SECURITIES

During the year ended June 30, 2003, the investment in 117,250 shares of common stock of MediCor Ltd. Was considered a trading security in accordance with Financial Accounting Standard (FAS). 115 MediCor Ltd. Shares are traded on the NASD over-the-counter bulletin board system. The cost of these shares is $84,864. The total unrealized loss on MediCor Ltd. Was $2,34 at June 30, 2003. As of September 30, 2003, the company recognized $110,943 unrealized gains to the investment. During the quarter ended December 31, 2003, the company sold 52,600 shares for $55,850 and recognized a realized loss of $30,940. As fair market value of this remaining investment dropped, the company recognized an unrealized loss on investment of $32,325. As of March 31, 2004 the Company has liquidated all of its marketable securities or written off all securities deemed worthless.

NOTE 5:         INVESTMENT EQUITY SECURITIES (AT COST)

As of March 31, 2004, Modern had terminated all interests in investment equity securities.

During the quarter ended September 30, 2003, Daine Industries, Inc. (Daine) declared bankruptcy. As a result, the Company wrote off $1,431 of Daine Common Stock investment of 360,000 restricted shares to realized loss. As of December 31, 2003, 10,000 shares of Pharmavet were returned and cancelled. The costs of these shares ($5000) were credited against Deferred Registration costs. As of the date of the attached financial statements, Modern held no marketable securities or equities.

NOTE 6:         STOCK BASED COMPENSATION

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

NOTE 7:         INCOME TAX EXPENSE (BENEFIT)

                        The provision for income taxes is comprised of the following:

                                                                                    03/31/04                      06/30/03

                        Current                                                -0-                          ($7,210)

                        Deferred                                              -0-                          -0-

The provision for income taxes differs form the amount computed by applying the statutory federal income rate as follows:

                                                                                    03/31/04                      06/30/03

Deferred tax assets:
                        Net operating loss
                 carryforwards                              -0-         -0-
 Gross deferred tax assets       -0-         -0-
                        Valuation allowance         -0-         -0-

                        Net deferred tax assets

There is an available operating loss of approximately $182,000 expiring in various years through June 30, 2019.

NOTE 9:       RELATED PARTY TRANSACTIONS

Arthur Seidenfeld, President and a director of the Company, owns 47.9% of the outstanding shares of Modern Technology Corp. Anne Seidenfeld, Treasurer, Secretary and a director of the Company, owns approximately 12% of the outstanding shares of Modern Technology Corp. Anne Seidenfeld is Arthur Seidenfeld’s mother. There were no related party transactions.

Pharmavet was formed on April 15, 2003 to commercialize the agreement Modern signed with Centrovet to represent Centrovet as a sales representative. Modern invested $7,830 and orally agreed to advance up to $100,000 to cover Pharmvet’s working capital needs for the twelve months through June 30, 2004 and to cover the costs related to filing of the registration statement. As of December 31, 2003 and June 30, 2003, Modern’s president, who is also president of Pharmavet, has advanced $2,594 and $1,848 respectively to Pharmavet to cover certain operational expenses. For the investment of $7,830, Modern was issued 403,000 shares of Pharmavet. At March 31, 2004, the investment in Pharmavet was terminated and appropriate write downs effected.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. These forward-looking statements, including those with respect to our operating results for 2004, are based upon current expectations and beliefs of the Company’s management and are subject to risks and uncertainties that could cause results to differ materially from those indicated in the forward-looking statements. Some, but not all, of the factors, which could cause actual results to differ materially include those set forth in the risks discussed below under the subheading “Risk Factors” and elsewhere in this report. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, or to explain why actual results differ. Readers should carefully review the risk factors described in this section below and in any reports subsequently filed with the Securities and Exchange Commission.

Overview

Modern Technology Corp. ("The Registrant") is engaged in aiding both privately held and publicly-traded companies in the areas of business development, financing, product development, corporate strtategy, corporate image and public relations, product distribution and marketing, and executive management consulting. We refer to our customers and clients as "portfolio companies". We charge for our services in cash or equity in the portfolio company. We may also exchange our services for revenue sharing of future sales of products or sharing of proceeds from the sale of licensesand technologies owned by our portfolio companies. Our long-term strategy is to increase shareholder equity through ownership in manygrowing companies and build a strong recurring revenue stream earned from agreements with our portfolio companies.

Our sources of revenue are primarily from:

  management and consulting fees we charge our portfolio companies, revenue sharing agreements with portfolio companies,
  royalty and licensing proceeds from the sale of technology rights we may own in whole or in part with our portfolio companies, proceeds from the sale of securities we may own in our portfolio companies

Pharmavet

The Registrant has a wholly owned subsidiary, Pharmavet Inc. ("Pharmavet") which acts as a sales representative for a number of veterinary and human pharmaceutical product manufacturers (approximately 10 companies mainly based in Chile and India). Pharmavet attempts to obtain sales orders for these pharmaceutical manufacturers and has concentrated its efforts to date in seeking out customers in Africa. To date, Pharmavet has notgenerated any revenues and has not been able to execute its business plan. We do not believe Pharmavet will be able to execute its business plan in the future. Therefore, Modern Technology Corp has terminated the Pharmvet operation and has written off the $100,000 investment valuation.

Previously, Pharmavet had obtained about 10 orders for its suppliers from 5 customers in the countries of Togo and Benin in West Africa. Before Pharmavet can receive its sales commissions, the customer must register the pharmaceutical products with its local health authorities. Samples and registration documents have to be provided by the pharmaceutical manufacturer/supplier and the customer has to advance local registration fees. Once registration approval is received from the local health authorities, the customer has to pay the pharmaceutical manufacturer/supplier and 30-60 days later the manufacturer should pay Pharmavet its commission for its efforts.

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

Results of Operations:

During the quarter ending March 31, 2004, we declared a cash dividend of $310,970 to our shareholders. The cash was primarily the result of proceeds received from the sale of securities in our portfolio companies.

During the quarter ending March 31, 2004, we wrote of $100,000 investment valuation in our subsidiary and portfolio company, Pharmavet due to its inability to generate revenues and execute its business plan.

During the nine months ended March 31, 2004, we had a net loss of $70,665, as compared with a net loss of $70,835 for the nine months ended March 31, 2003. For the nine months ended March 31, 2004, we had total revenues of $1,170 as compared with revenues of $3,372 for the nine month period ended March 31, 2003. The revenues for the nine months ended March 31, 2004 reflect interest income.

During the nine months ended March 31, 2004, our expenses amounted to $86,412, attributable mainly to general and administrative expenses. For the nine months ended March 31, 2003, expenses amounted to $75,507 attributable mainly to general and administrative expenses. General and administrative expenses can be attributed primarily to legal and accounting fees.

The cash and cash equivalent balances of the Registrant as of March 31, 2004 and June 30, 2003 were $5,878 and $302,517 respectively.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.                                       Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit Number	Description

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 27, 2004.
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 27, 2004.
32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated May 27, 2004.

*                                         Filed herewith.

b.                                      Reports on Form 8-K:

 On March 26, 2004 the Company filed a Current Report on Form 8-K

Signatures

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERN TECHNOLOGY CORP.

	By:	/s/ Anthony K. Welch
Dated: May 27, 2004		Anthony K. Welch Chairman and Chief Executive Officer

	By:	/s/ Robert Church
Dated: May 27, 2004		Robert Church Director and Chief Accounting Officer

MODERN TECHNOLOGY CORP.

Index to Exhibits

Exhibit Number	Description

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 25, 2004.
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 25, 2004.
32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated May 5, 2004.

*                                         Filed herewith.