Form 10QSB/A
period 2004-03-31
MODERN TECHNOLOGY CORP
filed 2004-06-01
CIK 711422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

MODERN TECHNOLOGY CORP.

Consolidated Statements of Operations

(Unaudited)

	For the 3 months ended
	March 31, 2004	March 31, 2003

REVENUE
Interest Income	$135	$787
Realized Gains - Trading Securities	86,945	-

	---------------	---------------
TOTAL REVENUES	$87,080	$787
	---------------	---------------
EXPENSES
Officers' Salaries	$7,739	$7,000
General and Administrative Expenses	33,713	13,964
Unrealized Loss - - Trading Securities	- 0 -	44,111

	---------------	---------------
TOTAL EXPENSES	$41,452	$65,075

	---------------	---------------

NET INCOME (LOSS) BEFORE TAXES (BENEFIT)	$45,628	$(64,288)
Income Tax Expense (Benefit)	-	(59,801)

	---------------	---------------

NET INCOME (LOSS)	$45,628	$(4,487)

	========	========

INCOME (LOSS) PER SHARE--BASIC AND DILUTED	(0.00)	(0.00)

	========	========
NUMBER OF WEIGHTED AVERAGE SHARES OUTSTANDING	20,150,000	20,150,000
	========	========

MODERN TECHNOLOGY CORP.

Consolidated Statements of Operations

(Unaudited)

	For the nine months ended
	March 31, 2004	March 31, 2003

REVENUE
Interest Income	$1,170	$3,372

Realized Gains (Net) - Trading Securities	41,714	-
Unrealized Gains - Trading Securities	-	44,111
	---------------	---------------
TOTAL REVENUES	$42,884	$47,483
	---------------	---------------
EXPENSES
Officers' Salaries	$24,364	$25,859
General and Administrative Expenses	81,300	49,648
Realized Loss - - Trading Securities	-	9,831
Loss on Writedown of Investment	7,830	100,000

	---------------	---------------

TOTAL EXPENSES	$113,549	$185,338

	---------------	---------------

NET INCOME (LOSS) BEFORE TAXES (BENEFIT)	$(70,665)	$(137,855)
Income Tax Expense (Benefit)	-	(67,020)
	---------------	---------------

NET INCOME (LOSS)	$(70,665)	$(70,835)

	========	========

INCOME (LOSS) PER SHARE--BASIC AND DILUTED	$(0.00)	$(0.00)

	========	========
NUMBER OF WEIGHTED AVERAGE SHARES OUTSTANDING	20,150,000	20,150,000
	========	========

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

                        BASIS OF PRESENTATION

In April 2003 the Company formed a subsidiary named Pharmavet Inc. (Pharmavet). Pharmavet accounts are included in the consolidated financial statements at March 31, 2004. On June 30, 2003 Modern owned 97.6% of Pharmavet. Gerald Kaufman (Modern’s Director and legal counsel for both Modern and Pharmavet) owned 2.4% of Pharmavet. During the quarter of December 31, 2003, Gerald Kaufman decided to return and cancel all shares of Pharmavet Inc. to Modern. The operations of Pharmavet were terminated as of March 31, 2004. Pharmavet accounts were properly included in the consolidated financial statements at March 31, 2004.

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

NOTE 9:       RELATED PARTY TRANSACTIONS

There were no related party transactions.

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

Pharmavet

The Registrant has a wholly owned subsidiary, Pharmavet Inc. ("Pharmavet") which acts as a sales representative for a number of veterinary and human pharmaceutical product manufacturers (approximately 10 companies mainly based in Chile and India). Pharmavet attempts to obtain sales orders for these pharmaceutical manufacturers and has concentrated its efforts to date in seeking out customers in Africa. To date, Pharmavet has notgenerated any revenues and has not been able to execute its business plan. We do not believe Pharmavet will be able to execute its business plan in the future. Therefore, Modern Technology Corp has terminated the Pharmvet operation and the loan to Pharmavet has been written off.

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

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.                                       Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit Number	Description

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 1, 2004.
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 1, 2004.
32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated June 1, 2004.

*                                         Filed herewith.

b.                                      Reports on Form 8-K:

 On March 26, 2004 the Company filed a Current Report on Form 8-K

Signatures

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERN TECHNOLOGY CORP.

	By:	/s/ Anthony K. Welch
Dated: June 1, 2004		Anthony K. Welch Chairman and Chief Executive Officer

	By:	/s/ Robert Church
Dated: June 1, 2004		Robert Church Director and Chief Accounting Officer

MODERN TECHNOLOGY CORP.

Index to Exhibits

Exhibit Number	Description

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 1, 2004.
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 1, 2004.
32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated June 1, 2004.

*                                         Filed herewith.