Form 10KSB
period 2004-06-30
MODERN TECHNOLOGY CORP
filed 2004-10-18
CIK 711422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACE OF 1934

For the fiscal year ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File No. 2-80891-NY

MODERN TECHNOLOGY CORPORATION

(Name of small business issuer in its charter)

Nevada	11-2620387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1420 N. Lamar Blvd., Oxford, M.S.	38655
(Address of principal executive offices)	(Zip Code)

Issuer's Telephone Number: (662) 236-5928

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Part I

Description of Business

Modern Technology Corp. ("The Registrant") is engaged in aiding both privately held and publicly-traded companies in the areas of business development, financing, product development, corporate strategy, corporate image and public relations, product distribution and marketing, and executive management consulting. We refer to our customers and clients as "portfolio companies".

We seek to grow through strategic acquisitions in additional to generating income from our services.

We charge for our services in cash or equity in the portfolio company. We may also exchange our services for revenue sharing of future sales of products or sharing of proceeds from the sale of licenses and technologies owned by our portfolio companies. Our long-term strategy is to increase shareholder equity through ownership in many growing companies and build a strong recurring revenue stream earned from agreements with our portfolio companies.

On March 10, 2004, prior management through its desire and plan to provide continuing value and future growth to shareholders executed a plan of reorganization. The Company entered into a Letter of Agreement with our present Chairman and CEO, Anthony Welch, wherein the Company's plans for reorganization and ongoing plans for operations would be realized through the subsequent actions of new management. Under the terms of this Agreement, a new Board of Directors would be appointed, marketable securities deposited in the Company's brokerage account, a Reverse Split of the Company's Common Stock, application for OTCBB listing, issuance of shares to Mr. Welch, and pursue growth through ongoing acquisitions and business development.

In March 2004 and as part of our plan of reorganization and ongoing plan for operations we applied for listing of our Common Stock on the Over-The-Counter-Bulletin Board. We received approval on July 19th, 2004 and trade under the symbol MOTG.

On July 31, 2004 as part of our plan of reorganization and ongoing plan for operations we effected a Reverse Split of the Company's Common Stock on a 1 for 15 Basis.

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

On April 1, 2003, the Registrant signed a memorandum of understanding with Centrovet, Ltda. ("Centrovet"), a Chilean veterinary pharmaceutical company which will result in the Registrant being compensated for the introduction of buyers worldwide for Centrovet's veterinary products or Chilean human pharmaceutical products marketed by Centrovet.

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

On April 15, 2003, the Registrant established a subsidiary, entitled Pharmavet Inc. ("Pharmavet"). The Registrant assigned its agreement with Centrovet to Pharmavet. Presently, the Registrant owns 100% of the outstanding shares of Pharmavet. Pharmavet intends to assist Centrovet in obtaining new customers primarily in parts of Africa, the Middle East and Central America. The Registrant has agreed to advance up to $100,000- to cover Pharmavet's working capital needs and the costs of filing a proposed registration statement for the twelve month period ending June 30, 2004.

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

Before Pharmavet can receive its commission from the manufacturers, the following actions are necessary:

Pharmavet or the manufacturer has to supply each customer with product samples and documents for registration of these pharmaceutical products by the health authorities of their local country. The customer has to advance the local registration fees to these local health agencies. Once registration is approved by the health authorities, the customer has to arrange payment to the manufacture, either by an irrevocable letter of credit or by wiring funds directly to the manufacturer's bank. The manufacturer has to complete production of the product and then ship the product. Pharmavet's commission is determined between itself and the manufacturer before a proforma invoice is prepared and issued by the manufacturer and Pharmavet is to be paid thirty days after the manufacturer is paid and ships out the merchandise. To date, Pharmavet has not generated any revenues. No assurance can be given that any or all of these events per customer order will occur.

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

An investment of $188,500 by the Registrant was used by Scientio to complete and test its initial XML software products and enable Scientio to begin a marketing program. Scientio's XML Miner and XML Rule products have been targeted to software developers as they relate to the field of data mining. In the consolidated statement of operations for the year ended June 30, 2001, the Registrant has recorded goodwill amortized amounting to $27,881 and has recorded its share of Scientio's loss amounting to $15,314. On the consolidated balance sheet at June 30, 2001, part of the Registrant's investment in Scientio has been carried as Goodwill-$139,406.

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

Description of Property

As of June 30, 2004, the Registrant owned no property. The Registrant utilizes approximately 2,000 Square Feet within an office building owned by its Chairman and provided at no cost.

Legal Proceedings

None.

Submission of Matters to a Vote of Security Holders

None.

Part II

Market for Common Equity and Related Stockholder Matters

During the past three fiscal years there was no market for the shares of the Registrant.

Number of Shareholders- 376 shareholders of record as of September 28, 2004.

Dividends:

On March 13, 2004, the Registrant declared a cash dividend of $0.01543 per share for shareholders of record as of March 14, 2004. Distribution was completed the week of March 16, 2004.

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

No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Form 10-KSB. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected.

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

Overview

Modern Technology Corp. ("The Registrant") is engaged in aiding both privately held and publicly-traded companies in the areas of business development, financing, product development, corporate strategy, corporate image and public relations, product distribution and marketing, and executive management consulting. We refer to our customers and clients as "portfolio companies".

We seek to grow through strategic acquisitions in additional to generating income from our services.

We charge for our services in cash or equity in the portfolio company. We may also exchange our services for revenue sharing of future sales of products or sharing of proceeds from the sale of licenses and technologies owned by our portfolio companies. Our long-term strategy is to increase shareholder equity through ownership in many growing companies and build a strong recurring revenue stream earned from agreements with our portfolio companies.

On March 10, 2004, prior management through its desire and plan to provide continuing value and future growth to shareholders executed a plan of reorganization. The Company entered into a Letter of Agreement with our present Chairman and CEO, Anthony Welch, wherein the Company's plans for reorganization and ongoing plans for operations would be realized through the subsequent actions of new management. Under the terms of this Agreement, a new Board of Directors would be appointed, marketable securities deposited in the Company's brokerage account, a Reverse Split of the Company's Common Stock, application for OTCBB listing, issuance of shares to Mr. Welch, and pursue growth through ongoing acquisitions and business development.

In March 2004 and as part of our plan of reorganization and ongoing plan for operations we applied for listing of our Common Stock on the Over-The-Counter-Bulletin Board. We received approval on July 19th, 2004 and trade under the symbol MOTG.

On July 31, 2004 as part of our plan of reorganization and ongoing plan for operations we effected a Reverse Split of the Company's Common Stock on a 1 for 15 Basis.

Results of Operations

During the fiscal year ended June 30, 2004, the Registrant incurred a net loss of $118,296. Its revenues for the year ended June 30, 2004 was derived from interest income of $1,170. The Registrant's expenses consisted of officers' salaries of $24,364, general and administrative expenses of $50,940, the principal items consisting of legal and accounting fees, telephone and insurance expenses, a realized gain of $41,714 related to sales of securities which consisted primarily of MediCor, Ltd securities (See Note 4 to the Financial Statements) , an unrealized loss from the decline in stock price of our remaining marketable securities of $33,922, a $7,830 Loss on Writedown of Investment and a $19,307 Loss on Writedown of Worthless Loan with an overall loss of $24,817 related to the Registrant's decision to discontinue the operations of its Pharmavet subsidiary.

In comparing fiscal year expense items for fiscal year 2004 with fiscal year 2003 items, the Registrant experienced declines in officer's salaries from $33,374 in 2003 to $24,364 in 2004 and a decline in general and administrative expenses from $63,264 in 2003 to $50,940 in 2004. The reason for the decline was a reduction of business activity for the period.

For revenue items, the Registrant had $1,170 in interest income and experienced a decline of $2,884 in its interest income account during fiscal year 2004 as compared with interest income generated during fiscal year 2003 of $4,054. This decline can be attributable to lower interest rates available along with a lower cash balance experienced during fiscal year 2004.

During the fiscal year ended June 30, 2004, the Registrant had generated a net loss of $118,926 compared to a net loss of $197,549 for the fiscal year ending June 30, 2003. The decrease in net loss is attributable to the proceeds derived from the sale of securities and a reduction in expenses.

During the fiscal year, income tax expenses amounted to $0.

Liquidity and Capital Resources

At June 30, 2004, the Registrant's total assets amounted to $31,827 as compared with $415,524 at June 30, 2003. The decline of $383,697 can be attributable to our cash dividend to stockholders and ongoing General and Administrative expenses. During the fiscal year ended June 30, 2004, we have experienced negative cash flows and have relied primarily on the Registrant's cash balances to fund our operations. We are not currently bound by any long or short-term agreements for the purchase or lease of capital expenditures.

Our ability to continue in existence is dependent on our having sufficient financial resources to cover operating expenses. We believe we have enough cash and equivalents to cover operations for the next twelve month period.

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

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MODERN TECHNOLOGY CORP.

Oxford, Mississippi

We have audited the accompanying consolidated balance sheet of MODERN TECHNOLOGY CORP. (the "Company") as of June 30, 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2004, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has incurred losses and negative cash flows from operations in recent years through June 30, 2004 and these conditions are expected to continue through June 30, 2005, raising substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 11. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GREENBERG & COMPANY LLC

Springfield, New Jersey

September 21, 2004

MODERN TECHNOLOGY CORP.
CONSOLIDATED BALANCE SHEETS

June 30,
2004
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$ 8,082
Investments, Trading Securities	23,745
31,827

TOTAL ASSETS	$ 31,827

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued Expenses	$ 5,430
Account Payable, Related Parties	12,520
Total Current Liabilities	17,950

STOCKHOLDERS' EQUITY
Common Stock Par Value $.0001
Authorized: 150,000,000 Shares
Issued and Outstanding: 20,150,000
Shares	2,015
Paid-in-Capital	552,828
Capital Returned	(310,970)
Retained Earnings (Deficit)	(229,996)
13,877

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 31,827

See accompanying summary of accounting policies and notes to financial statements.

MODERN TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended June 30,
	2004	2003

REVENUE
Interest Income	$ 1,170	$ 4,054

EXPENSES
Officers' Salaries	24,364	$ 33,374
General and Administrative Expenses	50,940	63,264
Realized (Gain) Loss	(41,714)	9,831
Unrealized (Gain) Loss	33,922	102,344
Loss on Write-down of Investment	7,830	-
Loss on Write-down of Worthless Loan	19,307	-
	94,649	208,813

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES (BENEFIT)	(93,479)	(204,759)
Income Tax Expense (Benefit)	-	(7,210)

INCOME FROM CONTINUING OPERATIONS	(93,479)	(197,549)

DISCONTINUED OPERATIONS
Income (Loss) from Operations of Discontinued Pharmavet
(Applicable income tax benefit is $9,352, which is fully reserved.)	(24,817)	-

NET INCOME (LOSS)	$(118,296)	$(197,549)

INCOME (LOSS) PER SHARE--BASIC AND DILUTED	$ (0.01)	$ (0.01)

NUMBER OF WEIGHTED AVERAGE SHARES OUTSTANDING	20,150,000	20,150,000

See accompanying summary of accounting policies and notes to financial statements.

MODERN TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The Years Ended June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ (118,296)	$ (197,549)
Adjustments to Reconcile Net Income
to Net Cash Provided by (Used In)
Operating Activities:
Depreciation and Amortization	3,156	1,144
Realized (Gain) Loss	(41,714)	9,831
Unrealized (Gain) Loss	33,922	102,344
Writeoff of Investments	2,331	-
Writeoff of Deferred Registration Costs	25,000	-
Proceeds from Sale of Investments	124,234	-
Return of Common Stock of Subsidiary and Retired	(5,000)	-
Issuance of Stock for Service Received	-	5,000

Changes in Assets and Liabilities:
(Increase) Decrease in Deferred Registration Costs	-	(25,000)
(Decrease) Increase in Accrued Expenses	(17,770)	20,000
(Decrease) Increase in Account Payable-Related Party	10,672	1,848

Net Cash Provided by (Used In) Operating Activities	16,535	(82,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	-	(1,776)
(Purchase) Sale of Securities	-	10,908
Purchase of Investment at Equity	-	(2,789)

Net Cash Provided by (Used In) Investing Activities	-	6,343

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends Paid	(310,970)	-

Net Cash Provided By (Used In) Financing Activities	(310,970)	-

Net Increase (Decrease) in Cash and Cash Equivalents	(294,435)	(76,039)

Cash and Cash Equivalents,
Beginning of Period	302,517	378,556
Cash and Cash Equivalents,
End of Period	$ 8,082	$ 302,517

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Taxes	$ -	$ -
Interest	$ -	$ -

Noncash Investing and Financial Transactions:
Issuance of Stock for Service Received	$ -	$ 5,000
Receipt of Investment Security for Issuing of Common Stock	57,667	-
See accompanying summary of accounting policies and notes to financial statements.

MODERN TECHNOLOGY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period July 1, 2002 through June 30, 2004

	Common Stock				Retained	Total
	Number of	Par Value	Paid-in	Capital	Earnings	Stockholder's
	Shares	$0.0001	Capital	Returned	(Deficit)	Equity

Balances @ July 1, 2002		$ 2,015	$ 495,161	$ -	$ 85,849	$ 583,025

Net Income (Loss)
FYE June 30, 2003	-	-	-	-	(197,549)	(197,549)

Balances @ June 30, 2003	20,150,000	2,015	495,161	-	(111,700)	385,476

Dividend of Equity	-	-	-	(310,970)	-	(310,970)

Additional Investment	-	-	57,667	-	-	57,667

Net Income (Loss)
FYE June 30, 2004	-	-	-	-	(118,296)	(118,296)

Balances @ June 30, 2004	20,150,000	$ 2,015	$ 552,828	$ (310,970)	$ (229,996)	$ 13,877

See accompanying summary of accounting policies and notes to financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

NOTE 1: ORGANIZATION AND NATURE OF OPERATIONS

Modern Technology Corp. (Modern) is a Nevada Corporation. Modern is engaged in aiding prospective clients in obtaining financing and in providing managerial services to client companies. Modern's office was located in New York, but has been relocated to Mississippi.

NOTE 2:         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                        ACCOUNTING POLICIES

Modern Technology Corp.'s accounting policies conform to U. S. generally accepted accounting principles. Significant policies followed are described below.

                        BASIS OF PRESENTATION

In April 2003 the Company formed a subsidiary named Pharmavet Inc. (Pharmavet). Pharmavet accounts are included in the consolidated financial statements at June 30, 2004. On June 30, 2003 Modern owned 97.6% of Pharmavet. Gerald Kaufman (Modern's Director and legal counsel for both Modern and Pharmavet) owned 2.4% of Pharmavet. During the quarter of December 31, 2003, Gerald Kaufman decided to return and cancel all shares of Pharmavet Inc. to Modern. Pharmavet was no longer operating as of March 31, 2004. Pharmavet accounts were properly included in the consolidated financial statements.

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

PROPERTY AND EQUIPMENT

Renewals and betterments are capitalized; maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the asset's estimated useful life, which generally approximates five years.

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

INCOME TAXES

The company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that may have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

IMPACT OF NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities". A variable interest entity ("VIE") is one where the contractual or ownership interest in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. At the effective date, the Company has not entered into any VIEs.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's financial position or results from operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, were accounted for as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial position or results from operations.

In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which codifies, revises, and rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes in SAB No. 104 did not have a material impact on the Company's financial position or results of operations.

On March 31, 2004, the FASB issued an exposure draft, "Share-Based Payment, an Amendment of SFAS No. 123 and 95." The exposure draft proposes to expense the fair value of share-based payments to employees beginning in 2005. We are currently evaluating the impact of this proposed standard on our financial statements.

NOTE 3:         CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash.

NOTE 4:         MARKETABLE SECURITIES

During the year ended June 30, 2004, the investment in 117,250 shares of common stock of MediCor Ltd. was considered a trading security in accordance with Financial Accounting Standard (FAS) 115. MediCor Ltd. Shares are traded on the NASD over-the-counter bulletin board system. The cost of these shares is $82,520. The Company sold all the shares of MediCor Ltd. As of June 30, 2004, the Company recognized $47,678 realized gain. During May 2004, Mr. Welch, CEO and President, contributed $57,677 of marketable securities investment pursuant to Modern's plan for reorganization. As of June 30, 2004, the company reported $33,922 unrealized loss.

NOTE 5:         INVESTMENT EQUITY SECURITIES (AT COST)

As of June 30, 2004, the Company wrote off $1,431 of Daine Common Stock investment of 360,000 restricted shares to realized loss when Daine declared bankruptcy. As of June 30, 2004, all shares of Pharmavet were returned and cancelled. The costs of these shares ($5,000) were credited against Deferred Registration costs. The Company has established a valuation allowance of $100,000 against its investment in Interactive Medicine Inc. to reflect the uncertainty of the fair market value of the investment. The net investment value in Interactive Medicine Inc. is zero as of June 30, 2004.

NOTE 6:         STOCK BASED COMPENSATION

On April 15, 2003, Pharmavet agreed to pay $10,000 and 10,000 shares of Pharmavet Inc. for legal services provided for filing of Form SB-2. This service is valued at fair market value at approximately $15,000. This entire amount was charged to Deferred Registration Costs. This stock based compensation plan is accounted for in accordance with SFAS No. 123. During the quarter of December 31, 2003, 10,000 shares were returned and cancelled. The costs of these shares were credited against Deferred Registration Costs.

NOTE 7:         INCOME TAX EXPENSE (BENEFIT)

                        The provision for income taxes is comprised of the following:

                                                                                    06/30/04                      06/30/03

                        Current                                               $-0-                          $(7,210)

                        Deferred                                              -0-                          -0-

                                                                                    $-0-                         $(7,210)

The provision for income taxes differs form the amount computed by applying the statutory federal income rate as follows:

                                                                                    06/30/04                      06/30/03

Expected statutory amount         $ -0-                                 $ -0-

Net operating loss                           -0-                                    -0-

State income taxes, net

Of federal benefit                             -0-                             (7,210)

                             $ -0-                           $ (7,210)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities or financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards.

The tax effects of significant temporary differences, which comprise the deferred tax assets, are as follows:

                                                        06/30/04                      06/30/03

Deferred tax assets:

        Net operating loss

        Carryforwards                      $129,070                     $106,426

        Gross deferred tax assets     129,070                       106,426

        Valuation allowance            (129,070)                     (106,426)

                                        Net deferred tax assets  $----0----                     $----0----

The net operating loss of approximately $345,000 expires in the year ended June 30, 2022. The tax benefits have been fully reserved due to a lack of consistent operating profitability.

NOTE 8: POSTRETIREMENT BENEFITS

The Company does not maintain any employee benefits currently. The Company does not maintain a plan for any Postretirement employee benefits; therefore, no provision was made under FAS's 106 and 112.

NOTE 9:       RELATED PARTY TRANSACTIONS

Arthur Seidenfeld, President and a director of the Company until March 15, 2004, owned 47.9% of the outstanding shares of Modern Technology Corp. Anne Seidenfeld, Treasurer, Secretary and a director of the Company until March 15, 2004, owned approximately 12% of the outstanding shares of Modern Technology Corp on June 30, 2004. Anne Seidenfeld is Arthur Seidenfeld's mother. There were no related party transactions.

Pharmavet was formed on April 15, 2003 to commercialize the agreement Modern signed with Centrovet to represent Centrovet as a sales representative. Modern invested $7,830 and orally agreed to advance up to $100,000 to cover Pharmvet's working capital needs for the twelve months through June 30, 2004 and to cover the costs related to filing of the registration statement. As of December 31, 2003 and June 30, 2003, Modern's previous president, Arthur Seidenfeld, who was also president of Pharmavet, advanced $2,594 and $1,848 respectively to Pharmavet to cover certain operational expenses. For the investment of $7,830, Modern was issued 403,000 shares of Pharmavet. At March 31, 2004, the investment in Pharmavet was terminated and appropriate write downs effected.

NOTE 10: LETTER OF AGREEMENT

On March 10, 2004, prior management through its desire and plan to provide continuing value and future growth to shareholders executed a plan of reorganization. The Company entered into a Letter of Agreement with current President and CEO, Anthony Welch, wherein the Company's plans for reorganization and ongoing plans for operations would be realized through the subsequent actions of new management. The terms of this Agreement provided for the appointment of a new Board of Directors, marketable securities to be deposited in the Company's brokerage account, a Reverse split of the Company's Common Stock, an application for OTCBB listing, issuance of shares to Mr. Welch, and ongoing acquisitions and business development to pursue growth.

NOTE 11: OPERATIONS AND LIQUIDITY

The Company has incurred substantial losses in 2004 and 2003. Until such time that the Company's products and services can be successfully marketed the Company will continue to need to fulfill working capital requirements through the sale of stock and/or the issuance of debt. The inability of the Company to continue its operations as a going concern would impact the recoverability and classification of recorded asset amounts.

The ability of the company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending June 30, 2004, there is doubt about the Company's ability to continue as a going concern.

Management believes that its current available working capital, anticipated revenues, further planned reductions in operating expenses, and subsequent sales of stock and/or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from June 30, 2004.

NOTE 12: SUBSEQUENT EVENTS

In March 2004 as part of our plan of reorganization and ongoing plan for operations we applied for listing of our Common Stock on the Over-The-Counter-Bulletin Board. We received approval on July 19, 2004 and trade under the symbol MOTG.

On July 31, 2004 as part of our plan of reorganization and ongoing plan for operations we effected a Reverse Split of the Company's Common Stock on a 1 for 15 Basis.

On August 17, 2004, 13 million shares were issued to Anthony Welch and he became a 90.6% shareholder.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Annual Report on Form 10-KSB. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part III

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The executive officers and directors of the Registrant are as follows:

Name	Age	Title	Term Expires
Anthony Welch	36	President, CEO and Director	Next Annual Meeting
Robert Church	45	CFO and Director	Next Annual Meeting
Mike Mckim	39	Director	September 29, 2004*

*Mr. Mckim served as a director from March 15, 2004 through his resignation on September 29, 2004.

Anthony Welch and Robert Church were elected to their designated offices on March 15, 2004.

Anthony Welch

Prior five years of professional activities: From October 1999 to October 2003, Mr. Welch was the original founder of, and served as Director and Executive Vice President and consultant to IPVoice Communciations, Inc. IPvoice Communciations, Inc. subsequently changed its name to NewMarket Technology, Inc. and is publicly traded on the OTCBB under the symbol NMKT. From April 2002 to April 2004, Mr. Welch through his professional advisory firm, Maxim Advisors, LLC, served as advisor and consultant to several private and public firms assisting them with mergers, acquisitions, public listing processes, financing, and strategic consulting.

Mr. Welch attended the University of Mississippi school of Electrical Engineering from 1986 to 1988. He holds a NASD Series 65 License [Uniform Investment Advisor Law].

Mr. Welch is currently attending Law School and has completed his first year of study in the Juris Doctor program.

Robert Church

Prior five years of professional activities: Owner/Partner of Church-Devoe, PLLC, a professional accountancy firm.

Mr. Church hold a BBA in Accountancy from the University of Mississippi received in 1980.

He holds the following certifications:

Certified Public Accountant (Texas and Mississippi) (CPA)

Certified Financial Planner (CFP)

Personal Financial Specialist (AICPA)

Qualified Financial Planner (IAQFP)

Certified Fraud Examiner (CFE)

Certified Divorce Planner (CDP)

Certified Divorce Specialist (CDS)

Certified Divorce Financial Analyst (CDFA)

Certified Valuation Analyst (CVA)

Chartered Business Administrator (CBA)

Certified Financial Consultant (CFC)

Chartered Trust and Estate Planner (CTEP)

Chartered Financial Management Analyst (CFMA)

Certified HealthCare Business Consultant (CHBC)

Certified Healthcare Consultant (CHC)

Diplomate American College of Forensic Examiners (DABFE)

Diplomate American College of Forensic Accountants (DABFA)

Fellow Institute of Financial Consultants (FIFC)

Certified Forensic Consultant (expected 12/04) (CFC)

Certified Forensic Accountant (expected 12/04) (Cr.FA)

Professional Associations:

American Institute of CPA's

Mississippi Society of CPA's

American College of Forensic Examiners

American College of Forensic Accountants

Financial Planning Association

National Association of Certified Valuation Analysts

Association of Certified Fraud Examiners

Institute of Financial Consultants

American Academy of Financial Management

Institute of Certified Professional Business Consultants

American Association of Healthcare Consultants

College of Divorce Specialists

Institute of Certified Healthcare Business Consultants

MENSA

Institute of Certified Divorce Planners

Financial Divorce Association

Code of Ethics: At this time, the Company has not adopted a Code of Ethics.

Executive Compensation

During the fiscal year ended June 30, 2004, management salaries were as follows:

, $24,364.00.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

a. The following are known to Registrant to be beneficial owners of 5% or more of the Registrant's common stock.

Title of Class of Common Stock

Name of Beneficial	Amount & Nature of	Percentage
Owner	Beneficial Ownership	of Class
Anthony Welch
1420 N. Lamar Blvd
Oxford, MS 38655	13,000,000*	90.6%

All Officers and
Directors as a Group (3)	13,000,000	90.6%

b. The shares owned by management are as follows:

Common Stock.

Name of Beneficial	Amount & Nature of	Percentage
Owner	Beneficial Ownership	of Class
Anthony Welch
1420 N. Lamar Blvd
Oxford, MS38655	13,000,000*	90.6%

Robert Church
1420 N. Lamar Blvd
Oxford, MS 38655	0	0%

* Resulting from 1 for 15 reverse split and subsequent issuance of 13,000,000 shares.

* Total issued and outstanding shares immediately following the issuance was 14,343,628.

Certain Relationships and Related Transactions

None.

Exhibits and Reports on Form 8-K

Exhibits
Exhibit No.	Document	Location
Exhibit 31.1	Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Anthony Welch, CEO.	Included
Exhibit 31.2	Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Robert Church.	Included
Exhibit 32.1	Section 906 of the Sarbanes-Oxley Act of 2002 Certification of Anthony Welch, CEO	Included
Exhibit 32.2	Section 906 of the Sarbanes-Oxley Act of 2002 Certification of Robert Church, CFO	Included

Reports on Form 8-K: The following reports were filed on Form 8-K during the last quarter of the fiscal year ended June 30, 2004:

Current Report filed May 7, 2004, Item 4

Principal Accountant Fees and Services

Audit Fees: $27,987.00

Audit-Related Fees: $4,000.00

Tax Fees: $4,500.00

All Other Fees: $0.00

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERN TECHNOLOGY CORPORATION

/s/ Anthony Welch

Anthony Welch, CEO, Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Anthony Welch

Anthony Welch, President, CEO, Chairman

Dated: October 15, 2004

/s/ Robert Church

Robert Church, CFO, Director