Form 10KSB/A
period 2004-06-30
MODERN TECHNOLOGY CORP
filed 2004-10-20
CIK 711422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amended Form 10-KSB

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

This Form 10KSB has been amended only for the purpose of adding the required officer Certifications.

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