Form 10QSB
period 2004-09-30
MODERN TECHNOLOGY CORP
filed 2004-11-18
CIK 711422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 2-80891-NY

MODERN TECHNOLOGY CORP

(Exact name of registrant as specified in its charter)

Nevada	11-2620387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1420 N. Lamar Blvd.
Oxford, MS 38655

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2004
Common stock, $0.001 par value	14,723,631

MODERN TECHNOLOGY CORP.

2

Item 1. Consolidated Financial Statements (unaudited)

PART I — FINANCIAL INFORMATION

MODERN TECHNOLOGY CORP.

Consolidated Balance Sheets

	September 30 , 2004 (unaudited)	June 30, 2004
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$799	$8,082
Investments, Trading Securities	30,529	23,745

	-------------------	-------------------
TOTAL CURRENT ASSETS	$31,328	$31,827

	-------------------	-------------------

TOTAL ASSETS	$31,328	$31,827
	===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued Expenses	$7,621	$5,430
Account Payable, Related Parties	20,791	12,520
	-------------------	-------------------

TOTAL CURRENT LIABILITIES	$28,412	$17,950
	-------------------	-------------------

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.0001; 150,000,000 Shares Authorized;
14,723,631 Shares Issued and Outstanding :	$1,472	$134

Paid-in Capital	601,471	554,709
Deferred Compensation	(46,800)	-
Capital Returned	(310,970)	(310,970)
Retained Earnings (Deficit)	(242,257)	(229,996)
	-------------------	-------------------

TOTAL STOCKHOLDERS' EQUITY	$2,916	$13,877
	-------------------	-------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,328	$31,827
	===========	===========

The accompanying notes are an integral part of these consolidated financial statements.

MODERN TECHNOLOGY CORP.

Consolidated Statements of Operations

(Unaudited)

	For the 3 months ended
	September 30, 2004	September 30, 2003

REVENUE
Interest Income	$-	$554
Unrealized Gain - Trading Securities	6,784	110,943

	---------------	---------------
TOTAL REVENUES	$6,784	$111,497
	---------------	---------------
EXPENSES
Officers' Salaries	$6,000	$8,152
General and Administrative Expenses	13,045	34,284
Unrealized Loss	-	1,431

	---------------	---------------
TOTAL EXPENSES	$19,045	$43,867

	---------------	---------------

INCOME (LOSS) BEFORE TAXES (BENEFIT)	$(12,261)	$67,630
Income Tax Expense (Benefit)	-	1,310

	---------------	---------------

NET INCOME (LOSS)	$(12,261)	$66,320

	========	========

INCOME (LOSS) PER SHARE--BASIC AND DILUTED	NIL	(0.05)

	========	========
NUMBER OF WEIGHTED AVERAGE SHARES OUTSTANDING	7,755,914	1,343,631
	========	========

The accompanying notes are an integral part of these consolidated financial statements.

MODERN TECHNOLOGY CORP

Consolidated Statements of Cash Flows

(unaudited)

	For the Three months ended
	September 30, 2004	September 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(12,261)	$66,320
Adjustments to Reconcile Net Income
to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	-	376
Unrealized (Gain) Loss - Trading Securities	(6,784)	(110,943)
Unrealized (Gain) Loss - Investment at Cost	-	1,431
Deferred Registration Costs	-	20,000
Issuance of Stock for Service Received	1,300	-

Changes in Assets and Liabilities:

(Decrease) Increase in Accrued Expenses	2,191	(14,999)
(Decrease) Increase in Account Payable - Related Party	8,271	746
	----------------------	----------------------

Net Cash Provided by (Used In) Operating Activities	$(7,283)	$(37,069)
	----------------------	----------------------

Net (Decrease) Increase in Cash and Cash Equivalents	$(7,283)	$(37,069)

Cash and Cash Equivalents - Beginning	$8,082	$302,517
	----------------------	----------------------

Cash and Cash Equivalents - Ending	$799	$265,448
	============	============

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Taxes	$-	1,310
Interest	-	-

Noncash Investing and Financial Transactions:
Issuance of Stock for Services	$48,100	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(Unaudited)

NOTE 1:         ORGANIZATION AND NATURE OF OPERATIONS

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

BASIS OF PRESENTATION

In April 2003 the Company formed a subsidiary named Pharmavet Inc. (Pharmavet). Pharmavet accounts are included in the consolidated financial statements at September 30, 2004. On September 30, 2003 Modern owned 97.6% of Pharmavet. Gerald Kaufman (Modern’s Director and legal counsel for both Modern and Pharmavet) owned 2.4% of Pharmavet. During the quarter of December 31, 2003, Gerald Kaufman decided to return and cancel all shares of Pharmavet Inc. to Modern. Pharmavet was no longer operating as of March 31, 2004.  Pharmavet accounts were properly included in the consolidated financial statements at June 30, 2004.

RECLASSIFICATIONS

Certain items from prior periods within the financial statements have been reclassified to conform to current period classifications.

CASH AND CASH EQUIVALENTS

Cash Equivalents consist of highly liquid, short-term investments with original maturities of 90 days or less. The carrying amount reported in the accompanying balance sheets approximates fair value.

ROPERTY AND EQUIPMENT

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

IMPACT OF NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities”.  A variable interest entity (“VIE”) is one where the contractual or ownership interest in an entity change with changes in the entity’s net asset value.  This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary.  At the effective date, the Company has not entered into any VIEs.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 establishes accounting and reporting standards for derivative instruments and for hedging activities.  This statement is effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 did not have a material effect on the Company’s financial position or results from operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, were accounted for as equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003.  The adoption of SFAS No. 150 did not have a material effect on the Company’s financial position or results from operations.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which codifies, revises, and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.  The changes in SAB No. 104 did not have a material impact on the Company’s financial position or results of operations.

On March 31, 2004, the FASB issued an exposure draft, “Share-Based Payment, an Amendment of SFAS No. 123 and 95.”  The exposure draft proposes to expense the fair value of share-based payments to employees beginning in 2005.  We are currently evaluating the impact of this proposed standard on our financial statements.

NOTE 3:         CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash.

NOTE 4:         MARKETABLE SECURITIES

During the year ended June 30, 2004, the investment in 117,250 shares of common stock of MediCor Ltd. was considered a trading security in accordance with Financial Accounting Standard (FAS) 115.  MediCor Ltd. Shares are traded on the NASD over-the-counter bulletin board system. The cost of these shares is $82,520. The Company sold all the shares of MediCor Ltd.  As of June 30, 2004, the Company recognized $47,678 realized gain.  During May 2004, Mr. Welch, Chairman and CEO, contributed $57,677 of marketable securities investment pursuant to Modern’s plan for reorganization.  As of June 30, 2004, the company reported $33,922 unrealized loss.  During the quarter ended September 30, 2004, the Company recognized $6,784 unrealized gain. The Company follows FAS 115 and has considered these securities to be trading securities.

NOTE 5:         INVESTMENT EQUITY SECURITIES (AT COST)

During the quarter ended September 30, 2003, the Company recognized an unrealized loss of $1,431 on its investment in Daine Industries.  As of June 30, 2004, the Company wrote off $1,431 of Daine Common Stock investment of 360,000 restricted shares to realized loss. As of June 30, 2004, all shares of Pharmavet were returned and cancelled. The costs of these shares ($5,000) were credited against Deferred Registration costs. The Company has established a valuation allowance of $100,000 against its investment in Interactive Medicine Inc. to reflect the uncertainty of the fair market value of the investment. as of June 30, 2003.  The net investment value in Interactive Medicine Inc. is zero as of September 30, 2004.

NOTE 6:         STOCK BASED COMPENSATION

On April 15, 2003, Pharmavet agreed to pay $10,000 and 10,000 shares of Pharmavet Inc. for legal services provided for filing of Form SB-2. This service was valued at fair market value of approximately $15,000. This entire amount was charged to Deferred Registration Costs. This stock based compensation plan is accounted for in accordance with SFAS No. 123. During the quarter of December 31, 2003, 10,000 shares were returned and cancelled. The costs of these shares were credited against Deferred Registration Costs.

During the quarter ended September 30, 2004, the Company issued 380,000 shares of Modern Technology Corp. Common Stock for legal and consulting services rendered or to be rendered in the coming year.   $46,800 was charged to Deferred Compensation relating to these shares.  During the quarter ended September 30, 2004, the Company issued 13,000,000 shares of Common Stock to Anthony Welch pursuant to the Reorganization Agreement.  The compensation portion of this agreement was valued at $1,300 and charged to expense. This stock based compensation is accounted for in accordance with SFAS No. 123.

NOTE 7:         INCOME TAX EXPENSE (BENEFIT)

                        The provision for income taxes is comprised of the following:

                                                                                    09/30/04                      09/30/03

                        Current                                               $-0-                               $13,218

                        Deferred                                              -0-                                (11,908)

                                                                                  ---------------                  -------------

                                                                                   $-0-                                 $1,310

                                                                                 ==========               =========

The provision for income taxes differs form the amount computed by applying the statutory federal income rate as follows:

                                                                                     09/30/04                      09/30/03

                  Expected statutory amount                          $ -0-                            $ 11,908

                  Net operating loss                                    -0-                                   (11,908)

                  State income taxes, net

                  Of federal benefit                                    -0-                                  $1,310

                                                                       ---------------                             -----------

                                                                                 $-0-                                 $1,310

                                                                    ==========                         =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities      or financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards.

The tax effects of significant temporary differences, which comprise the deferred tax assets, are as follows:

                                                       09/30/04                      06/30/04

Deferred tax assets:

Net operating loss

Carryforwards                                   $135,056                  $129,070

Gross deferred tax assets                     135,056                      129,070

Valuation allowance                             (135,056)                  (129,070)

Net deferred tax assets                        $----0----                     $----0----

The net operating loss of approximately $345,000 expires in the year ended June 30, 2024.  The tax benefits have been fully reserved due to a lack of consistent operating profitability.

NOTE 8:         POSTRETIREMENT BENEFITS

The Company does not maintain any employee benefits currently.  The Company does not maintain a plan for any Postretirement employee benefits; therefore, no provision was made under FAS’s 106 and 112.

NOTE 9:         RELATED PARTY TRANSACTIONS

Arthur Seidenfeld, President and a director of the Company until March 15, 2004, owned 47.9% of the outstanding shares of Modern Technology Corp on June 30, 2004.  Anne Seidenfeld, Treasurer, Secretary and a director of the Company until March 15, 2004, owned approximately 12% of the outstanding shares of Modern Technology Corp on June 30, 2004.  Anne Seidenfeld is Arthur Seidenfeld’s mother. There were no related party transactions.

Pharmavet was formed on April 15, 2003 to commercialize the agreement Modern signed with Centrovet to represent Centrovet as a sales representative. Modern invested $7,830 and orally agreed to advance up to $100,000 to cover Pharmvet’s working capital needs for the twelve months through June 30, 2004 and to cover the costs related to filing of the registration statement. As of December 31, 2003 and June 30, 2003, Modern’s previous president, Arthur Seidenfeld, who was also president of Pharmavet, advanced $2,594 and $1,848 respectively to Pharmavet to cover certain operational expenses. For the investment of $7,830, Modern was issued 403,000 shares of Pharmavet. At March 31, 2004, the investment in Pharmavet was terminated and appropriate write downs effected.

Robert Church, CFO of the Company, is also a Partner of Church, DeVoe & Associates to which the Company expensed $8,271 in accounting fees during the quarter ended September 30, 2004.

NOTE 10:       LETTER OF AGREEMENT

On March 10, 2004, prior management through its desire and plan to provide continuing value and future growth to shareholders executed a plan of reorganization.  The Company entered into a Letter of Agreement with current Chairman and CEO, Anthony Welch, wherein the Company’s plans for reorganization and ongoing plans for operations would be realized through the subsequent actions of new management.  The terms of this Agreement provided for the appointment of a new Board of Directors, marketable securities to be deposited in the Company’s brokerage account, a Reverse split of the Company’s Common Stock, an application for OTCBB listing, issuance of shares to Mr. Welch, and ongoing acquisitions and business development to pursue growth.

In March 2004 as part of our plan of reorganization and ongoing plan for operations we applied for listing of our Common Stock on the Over-The-Counter-Bulletin Board.  We received approval on July 19, 2004 and trade under the symbol MOTG.

On July 31, 2004 as part of our plan of reorganization and ongoing plan for operations we effected a Reverse Split of the Company’s Common Stock on a 1 for 15 Basis.  The retroactive effect of the Reverse Stock Split is reflected in the change in the number of shares outstanding on July 1, 2003.On August 17, 2004, 13 million shares were issued to Anthony Welch and he became a 90.6% shareholder.

NOTE 11:        OPERATIONS AND LIQUIDITY

The Company has incurred substantial losses in 2004 and 2003.  Until such time that the Company’s products and services can be successfully marketed the Company will continue to need to fulfill working capital requirements through the sale of stock and/or the issuance of debt.  The inability of the Company to continue its operations as a going concern would impact the recoverability and classification of recorded asset amounts.

The ability of the company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance.  As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending September 30, 2004, there is doubt about the Company’s ability to continue as a going concern.

Management believes that its current available working capital, anticipated revenues, further planned reductions in operating expenses, and subsequent sales of stock and/or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from September 30, 2004.

NOTE 12:       INTERIM REPORTING

The accompanying unaudited consolidated financial statement for the three months ended September 30, 2004 and September 30, 2003 have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included. Certain amounts recorded for the three months ended September 30, 2004 are not necessarily indicative of the results for the full fiscal year.

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

Results of Operations:

During the three months ended September 30, 2004, the Registrant had net income (loss) of $(12,261), as compared with a net income of $66,320 for the three months ended September 30, 2003.

For the three months ended September 30, 2004, the Registrant had total revenues of $6,784 as compared with revenues of $111,497 for the three months period ended September 30, 2003.

The net loss for the three months ended September 30, 2004 is attributable primarily to Expenses incurred as part of our reorganization efforts.

During the three months ended September 30, 2003, the Registrant revenues consisted of interest income of $554 derived from interest income and $110,943 for unrealized gain in trading securities.

During the three months ended September 30, 2004, expenses amounted to $19,045, attributable mainly to general and administrative expenses of $13,045 and officers salaries of $6,000. For the three months ended September 30, 2003, expenses amounted to $43,867 consisting of officers salaries of $8,152, general and administrative expenses of $34,284. General and administrative expenses can be attributed primarily to legal and accounting fees.

The cash and cash equivalent balances of the Registrant as of September 30, 2004 and September 30, 2003 were $799 and $265,448 respectively.

On July 31, 2004 as part of our plan of reorganization and ongoing plan for operations we effected a Reverse Split of the Company’s Common Stock on a 1 for 15 Basis.  The retroactive effect of the Reverse Stock Split is reflected in the change in the number of shares outstanding on July 1, 2003.

During the quarter ended September 30, 2004, the Company issued 380,000 shares of Modern Technology Corp. Common Stock for legal and consulting services rendered or to be rendered in the coming year.   $46,800 was charged to Deferred Compensation relating to these shares.  During the quarter ended September 30, 2004, the Company issued 13,000,000 shares of Common Stock to Anthony Welch pursuant to the Reorganization Agreement.  The compensation portion of this agreement was valued at $1,300 and charged to expense. This stock based compensation is accounted for in accordance with SFAS No. 123.

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

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.                                       Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit Number	Description

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 17, 2004.
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 17, 2004.
32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated November 17, 2004.

*                                         Filed herewith.

b.                                      Reports on Form 8-K:

 On March 26, 2004 the Company filed a Current Report on Form 8-K

Signatures

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERN TECHNOLOGY CORP.

	By:	/s/ Anthony K. Welch
Dated: November 17, 2004		Anthony K. Welch Chairman and Chief Executive Officer

	By:	/s/ Robert Church
Dated:November 17, 2004		Robert Church Director and Chief Accounting Officer

MODERN TECHNOLOGY CORP.

Index to Exhibits

Exhibit Number	Description

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 17, 2004.
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 17, 2004.
32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated November 17, 2004.

*                                         Filed herewith.