Form 10QSB
period 2004-12-31
MODERN TECHNOLOGY CORP
filed 2005-02-22
CIK 711422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2005
Common stock, $0.001 par value	15,078,631

MODERN TECHNOLOGY CORP.

2

Item 1. Consolidated Financial Statements (unaudited)

PART I — FINANCIAL INFORMATION

MODERN TECHNOLOGY CORP.

Consolidated Balance Sheets

	December 31, 2004 (unaudited)	June 30, 2004
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$-	$8,082
Investments, Trading Securities	40,706	23,745

	-------------------	-------------------
TOTAL CURRENT ASSETS	$40,706	$31,827

	-------------------	-------------------

TOTAL ASSETS	$40,706	$31,827
	===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Cash Overdraft	$8,123	$-
Accrued Expenses	16,555	5,430
Account Payable, Related Parties	24,188	12,520
	-------------------	-------------------

TOTAL CURRENT LIABILITIES	$48,866	$17,950
	-------------------	-------------------

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.0001; 150,000,000 Shares Authorized;
15,078,631 and 1,343,631 Shares Issued and Outstanding, respectively :	$1,508	$134

Paid-in Capital	725,935	554,709
Deferred Compensation	(97,740)	-
Capital Returned	(310,970)	(310,970)
Retained Earnings (Deficit)	(326,893)	(229,996)
	-------------------	-------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$(8,160)	$13,877
	-------------------	-------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$40,706	$31,827
	===========	===========

The accompanying notes are an integral part of these consolidated financial statements.

MODERN TECHNOLOGY CORP.

Consolidated Statements of Operations

(Unaudited)

	For the 6 months ended
	December 31, 2004	December 31, 2003

REVENUE
Interest Income	$-	$1,036
Unrealized Gain - Trading Securities	16,961	110,943

	---------------	---------------
TOTAL REVENUES	$16,961	$111,979
	---------------	---------------
EXPENSES
Officers' Salaries	$14,000	$16,625
General and Administrative Expenses	99,858	62,408
Realized Loss - Trading Securities	-	30,940
Unrealized Loss - Trading Securities	-	32,325
Unrealized Loss - Investment, at Cost	-	1,431

	---------------	---------------
TOTAL EXPENSES	$113,858	$143,729

	---------------	---------------

INCOME (LOSS) BEFORE TAXES (BENEFIT)	$(96,897)	$(31,750)
Income Tax Expense (Benefit)	-	1,310

	---------------	---------------

NET INCOME (LOSS)	$(96,897)	$(33,060)

	========	========

INCOME (LOSS) PER SHARE--BASIC AND DILUTED	(0.01)	(0.02)

	========	========
NUMBER OF WEIGHTED AVERAGE SHARES OUTSTANDING	11,329,120	1,343,631
	========	========

The accompanying notes are an integral part of these consolidated financial statements.

MODERN TECHNOLOGY CORP.

Consolidated Statements of Operations

(Unaudited)

	For the 3 months ended
	December 31, 2004	December 31, 2003

REVENUE
Interest Income	$-	$482
Unrealized Gain - Trading Securities	10,177	-

	---------------	---------------
TOTAL REVENUES	$10,177	$482
	---------------	---------------
EXPENSES
Officers' Salaries	$8,000	$8,473
General and Administrative Expenses	86,813	28,124
Realized Loss - Trading Securities	-	30,940
Unrealized Loss - Trading Securities	-	32,325

	---------------	---------------
TOTAL EXPENSES	$94,813	$99,862

	---------------	---------------

NET INCOME (LOSS)	$(84,636)	$(99,380)

	========	========

INCOME (LOSS) PER SHARE--BASIC AND DILUTED	(0.01)	(0.07)

	========	========
NUMBER OF WEIGHTED AVERAGE SHARES OUTSTANDING	14,902,327	1,343,631
	========	========

The accompanying notes are an integral part of these consolidated financial statements.

MODERN TECHNOLOGY CORP

Consolidated Statements of Cash Flows

(unaudited)

	For the Six months ended
	December 31, 2004	December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(96,897)	$(33,060)
Adjustments to Reconcile Net Income
to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	-	750
Unrealized (Gain) Loss - Trading Securities	(16,961)	(78,618)
Realized Loss - Trading Securities	-	30,940
Unrealized (Gain) Loss - Investment at Cost	-	1,431
Deferred Registration Costs	-	20,000
Issuance of Stock for Service Received	74,860	-

Changes in Assets and Liabilities:
(Decrease) Increase in Accrued Expenses	11,125	(13,266)
(Decrease) Increase in Account Payable - Related Party	11,668	746
	----------------------	----------------------

Net Cash Provided by (Used In) Operating Activities	(16,205)	(71,077)
	----------------------	----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sales of Investment	-	55,850
	----------------------	----------------------

Net Cash Provided by (Used in) Investing Activities	-	55,850
	----------------------	----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) Increase in Cash Overdraft	8,123	-
	----------------------	----------------------

Net Cash Provided by (Used in) Financing Activities	8,123	-
	----------------------	----------------------

Net (Decrease) Increase in Cash and Cash Equivalents	$(8,082)	$(15,227)

Cash and Cash Equivalents - Beginning	$8,082	$302,517
	----------------------	----------------------

Cash and Cash Equivalents - Ending	$0	$287,290
	============	============

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Taxes	$-	1,310
Interest	-	-

Noncash Investing and Financial Transactions:
Issuance of Stock for Services Received	$172,600	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND DECEMBER 31,2003

(Unaudited)

MODERN TECHNOLOGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2004

(Unaudited)

NOTE 1:         ORGANIZATION AND NATURE OF OPERATIONS

Modern Technology Corp. ("The Registrant") is engaged in aiding both privately-held and publicly-traded companies in the areas of business development, financing, product development, corporate strategy, corporate image and public relations, product distribution and marketing, and executive management consulting. We refer to our customers and clients as "portfolio companies". We charge for our services in cash or equity in the portfolio company. We may also exchange our services for revenue sharing of future sales of products or sharing of proceeds from the sale of licenses and technologies owned by our portfolio companies. Our long-term strategy is to increase shareholder equity through ownership in many growing companies and build a strong recurring revenue stream earned from agreements with our portfolio companies.

NOTE 2:         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                        ACCOUNTING POLICIES

Modern Technology Corp.’s accounting policies conform to U. S. generally accepted accounting principles. Significant policies followed are described below.

                        BASIS OF PRESENTATION

In April 2003, the Company formed a subsidiary named Pharmavet Inc. (Pharmavet). Pharmavet accounts are included in the consolidated financial statements at December 31, 2004. On September 30, 2003 Modern owned 97.6% of Pharmavet. Gerald Kaufman (Modern’s Director and legal counsel for both Modern and Pharmavet) owned 2.4% of Pharmavet. During the quarter of December 31, 2003, Gerald Kaufman decided to return and cancel all shares of Pharmavet Inc. to Modern.  Pharmavet was no longer operating as of March 31, 2004.  Pharmavet accounts were properly included in the consolidated financial statements at June 30, 2004.

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

                        INCOME TAXES

The company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that may have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

 IMPACT OF NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”.  A variable interest entity (“VIE”) is one where the contractual or ownership interest in an entity change with changes in the entity’s net asset value.  This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary.  At the effective date, the Company has not entered into any VIEs.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 establishes accounting and reporting standards for derivative instruments and for hedging activities.  This statement is effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 did not have a material effect on the Company’s financial position or results from operations.

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

NOTE 4:         MARKETABLE SECURITIES

During the year ended June 30, 2003, the investment in 117,250 shares of common stock of MediCor Ltd. was considered a trading security in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  MediCor Ltd. shares are traded on the NASD over-the-counter bulletin board system. The cost of these shares is $82,520.  The Company sold all the shares of MediCor Ltd.  As of June 30, 2004, the Company recognized $41,714 realized gain.  During May 2004, Mr. Welch, CEO and President, contributed $57,677 of marketable securities investment pursuant to Modern’s plan for reorganization.  As of June 30, 2004, the Company reported $33,922 unrealized loss.  As of December 31, 2004, the Company recognized $16,961 unrealized gain.  The Company follows SFAS 115 and has considered these securities to be trading securities.

NOTE 5:         INVESTMENT EQUITY SECURITIES (AT COST)

During the quarter ended September 30, 2003, the Company recognized an unrealized loss of $1,431 on its investment in Daine Industries.  As of June 30, 2004, the Company wrote off $1,431 of Daine Common Stock investment of 360,000 restricted shares to realized loss. As of June 30, 2004, all shares of Pharmavet were returned and cancelled. The costs of these shares ($5,000) were credited against Deferred Registration costs. The Company has established a valuation allowance of $100,000 against its investment in Interactive Medicine Inc. to reflect the uncertainty of the fair market value of the investment as of June 30, 2003.  The net investment value in Interactive Medicine Inc. is zero as of December 31, 2004.

NOTE 6:         STOCK BASED COMPENSATION

On April 15, 2003, Pharmavet agreed to pay $10,000 and 10,000 shares of Pharmavet Inc. for legal services provided for filing of Form SB-2. This service is valued at fair market value at approximately $15,000. This entire amount was charged to Deferred Registration Costs. This stock based compensation plan is accounted for in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". During the quarter of December 31, 2003, 10,000 shares were returned and cancelled. The costs of these shares were credited against Deferred Registration Costs.

During the six months ended December 31, 2004, the Company issued 735,000 shares of Modern Technology Corp. Common Stock for legal and consulting services rendered or to be rendered in the coming year.  $97,740 was charged to Deferred Compensation relating to these shares.  During the six months ended December 31, 2004, the Company issued 13,000,000 shares of Common Stock to Anthony Welch pursuant to the Reorganization Agreement.  The compensation portion of this agreement was valued at $1,300 and charged to expense.  This stock based compensation is accounted for in accordance with SFAS No. 123.

NOTE 7:         INCOME TAX EXPENSE (BENEFIT)

                        The provision for income taxes is comprised of the following:

                                                                                    12/31/04                      12/31/03

                        Current                                               $-0-                               $1,310

                        Deferred                                               -0-                                      -0-

                                                                                   $-0-                               $1,310

The provision for income taxes differs form the amount computed by applying the statutory federal income rate as follows:

                                                                                     12/31/04                      12/31/03

            Expected statutory amount                           $ -0-                           $     -0-

            Net operating loss                                           -0-                                   -0-

            State income taxes, net

             of federal benefit                                           -0-                               1,310

                                                                                $ -0-                            $ 1,310

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities      or financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards.

            The tax effects of significant temporary differences, which comprise the deferred tax assets, are as follows:

                                                                                    12/31/04                               06/30/04

          Deferred tax assets:

                       Net operating loss

                       Carryforwards                                   $147,595                                  $129,070                                                                       Gross deferred tax assets                     147,595                                    129,070                                                                       Valuation allowance                          (147,595)                                  (129,070)

                       Net deferred tax assets                      $----0----                                   $----0----

The net operating loss of approximately $345,000 expires in the year ended June 30, 2024.  The tax benefits have been fully reserved due to a lack of consistent operating profitability.

NOTE 8:         POSTRETIREMENT BENEFITS

The Company does not maintain any employee benefits currently.  The Company does not maintain a plan for any Postretirement employee benefits; therefore, no provision was made under FAS’s 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and 112, "Employers' Accounting for Postemployment Benefits-an amendment of FASB Statements No.5 and 43".

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

Robert Church, CFO of the Company, is also a Partner of Church, DeVoe & Associates to which the Company expensed $13,668 in accounting fees during the six months ended December 31, 2004.

NOTE 10:       LETTER OF AGREEMENT

On March 10, 2004, prior management through its desire and plan to provide continuing value and future growth to shareholders executed a plan of reorganization.  The Company entered into a Letter of Agreement with current President and CEO, Anthony Welch, wherein the Company’s plans for reorganization and ongoing plans for operations would be realized through the subsequent actions of new management.  The terms of this Agreement provided for the appointment of a new Board of Directors, marketable securities to be deposited in the Company’s brokerage account, a Reverse split of the Company’s Common Stock, an application for OTCBB listing, issuance of shares to Mr. Welch, and ongoing acquisitions and business development to pursue growth.

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

NOTE 11:        OPERATIONS AND LIQUIDITY

The Company has incurred substantial losses in 2004 and 2003.  Until such time that the Company’s products and services can be successfully marketed, the Company will continue to need to fulfill working capital requirements through the sale of stock and/or the issuance of debt.  The inability of the Company to continue its operations as a going concern would impact the recoverability and classification of recorded asset amounts.

The ability of the company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance.  As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending December 31, 2004, there is doubt about the Company’s ability to continue as a going concern.

Management believes that its current available working capital, anticipated revenues, further planned reductions in operating expenses, and subsequent sales of stock and/or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from December 31, 2004.

NOTE 12:        INTERIM REPORTING

The accompanying unaudited consolidated financial statement for the six months ended December 31, 2004 and December 31, 2003 have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included.  Certain amounts recorded for the six months ended December 31, 2004 are not necessarily indicative of the results for the full fiscal year.

NOTE 13:       SUBSEQUENT EVENTS

On January 24, 2005, the Company entered into an agreement with four institutional investors, who provided the Company with $3.5 million in financing through the sale of $2 million in 8% Senior Secured Convertible Redeemable Notes and $1.5 million in Series A Preferred Stock. The investors also received three million warrants. The Company utilized $1.5 million of the financing to purchase a $1.5 million Convertible Debenture in DeMarco Energy Systems of America, Inc.

The Company also used part of the funding obtained above to acquire 51% of Sound City Inc. for $2 million paid in a combination of cash and Convertible Notes.

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

Results of Operations:

During the six months ended December 31, 2004, the Registrant had net loss of $96,897, as compared with $33,060 for the six months ended December 31, 2003.

For the six months ended December 31, 2004, the Registrant had total revenues of $16,961 as compared with revenues of $111,979 for the six months period ended December 31, 2003.

The net loss for the six months ended December 31, 2004 is attributable primarily to expenses incurred as part of our reorganization efforts and activities related to locating and securing new portfolio companies.

During the six months ended December 31, 2004, expenses amounted to $113,858, attributable mainly to general and administrative expenses of $99,858 and officers' salaries of $14,000. For the six months ended December 31, 2003, expenses amounted to $143,729 consisting of officers salaries of $16,625, general and administrative expenses of $62,408, realized loss of $30,940 and unrealized loss of $33,756. General and administrative expenses can be attributed primarily to legal and accounting fees.

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

Liquidity and Capital Resources

The Registrant had a cash overdraft balance of $8,123 at December 31 2004.  The cash and cash equivalent balance of the Registrant was $8,082 as of June 30, 2004.

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

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.                                       Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit Number	Description

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 17, 2005.
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 17, 2005.
32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated November 17, 2004.

*                                         Filed herewith.

b.                                      Reports on Form 8-K:

 On March 26, 2004 and January 31, 2005 the Company filed a Current Report on Form 8-K

Signatures

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERN TECHNOLOGY CORP.

	By:	/s/ Anthony K. Welch
Dated: February 17, 2005		Anthony K. Welch Chairman and Chief Executive Officer

	By:	/s/ Robert Church
Dated: February 17, 2005		Robert Church Director and Chief Accounting Officer

MODERN TECHNOLOGY CORP.

Index to Exhibits

Exhibit Number	Description

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 17, 2005.
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 17, 2005.
32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated February 17, 2005.

*                                         Filed herewith.