Form 10QSB
period 2005-03-31
MODERN TECHNOLOGY CORP
filed 2005-05-23
CIK 711422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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

Registrant's telephone number, including area code: (662) 236-5928

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X]   No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2005
Common stock, $0.001 par value	15,078,631

MODERN TECHNOLOGY CORP.

Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures

2

Item 1. Consolidated Financial Statements (unaudited)

PART I -- FINANCIAL INFORMATION

MODERN TECHNOLOGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

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

NOTE 2:         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All inter-company accounts and transactions have been eliminated. Certain prior period amounts in previously issued financial statements have been reclassified to conform to the current period presentation. The consolidated financial statements have been prepared in United States dollars.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuations of long-lived assets and goodwill, income taxes, litigation and warranties The Company bases its estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. The policies discussed below are considered by management to be critical to an understanding of the Company's financial statements. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from those estimates.

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectibility and a reserve is established as considered necessary. No reserve was established as of March 31, 2005.

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value) and consists principally of finished goods.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation of property and equipment is provided using straight-line and accelerated methods. The estimated useful lives are as follows:

                                                                                                                                    Years

Furniture, fixtures and equipment                                 5 - 7

Transportation equipment                                               5

Leasehold improvements                                            31.5

Buildings                                                                   39

Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation expense for the three months ended March 31, 2005 amounted to $ 7,567.

MORTGAGE REFINANCING COSTS

Mortgage refinancing costs are amortized using the straight line method over the term of the mortgage. Amortization expense for the three months ended March 31, 2005 amounted to $306.

REVENUE RECOGNITION

The Company generally recognizes revenue at point of sale or upon shipment when the collectibility of the resulting receivable is reasonably assured. The Company allows credit for products returned within its policy terms. Such returns are estimated and an allowance for product returns is recorded at the time of sale, as necessary.

IMPAIRMENT OF LONG-LIVED ASSETS

The company regularly reviews long-lived assets for indicators of impairment. Managements judgments regarding the existence of impairment indicators are based on performance. Future events could cause management to conclude that impairment indicators exist and that the value of long lived assets is impaired. When events or circumstances indicate that the carrying amount of an asset may not be recoverable, the fair value of the asset is compared to its carrying value. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value.

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense was $9,653 for the three months ended March 31, 2005.

SHIPPING AND HANDLING COSTS

Amounts billed to customers for shipping costs resulting from a sales transaction are included in Revenues while costs incurred by the Company for shipping and handling are included in cost of goods sold.

IMPACT OF NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". A variable interest entity ("VIE") is one where the contractual or ownership interest in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. At the effective date, the Company has not entered into any VIEs.

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

STOCK BASED COMPENSATION

On April 15, 2003, Pharmavet agreed to pay $10,000 and 10,000 shares of Pharmavet Inc. for legal services provided for filing of Form SB-2. This service is valued at fair market value at approximately $15,000. This entire amount was charged to Deferred Registration Costs. This stock based compensation plan is accounted for in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." During the quarter of December 31, 2003, 10,000 shares were returned and cancelled. The costs of these shares were credited against Deferred Registration Costs.

During the nine months ended March 31, 2005, the Company issued 735,000 shares of Modern Technology Corp. Common Stock for legal and consulting services rendered or to be rendered in the coming year. $69,289 was charged to Deferred Compensation relating to these shares. During the nine months ended March 31, 2005, the Company issued 13,000,000 shares of Common Stock to Anthony Welch pursuant to the Reorganization Agreement. The compensation portion of this agreement was valued at $1,300 and charged to expense. This stock based compensation is accounted for in accordance with SFAS No. 123.

NOTE 3:         CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash.

NOTE 4:         MARKETABLE SECURITIES

During the year ended June 30, 2003, the investment in 117,250 shares of common stock of MediCor Ltd. was considered a trading security in accordance with Financial Accounting Standard (FAS) 115, "Accounting for Certain Investments in Debt and Equity Securities." MediCor Ltd. shares are traded on the NASD over-the-counter bulletin board system. The cost of these shares is $82,520. The Company sold all the shares of MediCor Ltd. As of March 31, 2004, the Company recognized $41,714 realized gain. As of March 31, 2004 the Company had liquidated all of its marketable securities or written off all securities deemed worthless. During May 2004, Mr. Welch, CEO and President, contributed $57,677 of marketable securities investment pursuant to Modern's plan for reorganization. As of June 30, 2004, the Company reported $33,922 unrealized loss. As of March 31, 2005, the Company recognized $3,392 unrealized gain. On January 24, 2005, the Company entered into a Purchase Agreement whereby we purchased a $1,500,000 DeMarco Convertible Debenture. The Company follows SFAS 115 and has considered these securities to be trading securities.

NOTE 5:         INVESTMENT EQUITY SECURITIES (AT COST)

During the quarter ended September 30, 2003, the Company recognized an unrealized loss of $1,431 on its investment in Daine Industries. As of June 30, 2004, the Company wrote off $1,431 of Daine Common Stock investment of 360,000 restricted shares to realized loss. As of June 30, 2004, all shares of Pharmavet were returned and cancelled. The costs of these shares ($5,000) were credited against Deferred Registration costs. The Company has established a valuation allowance of $100,000 against its investment in Interactive Medicine Inc. to reflect the uncertainty of the fair market value of the investment as of June 30, 2003. The net investment value in Interactive Medicine Inc. is zero as of March 31, 2005.

NOTE 6: LONG-TERM DEBT
Long-term debt consists of the following:	March 31, 2005

Note payable to Valley National Bank in the original amount of $300,000, payable in monthly installments of $5,742.46 including interest at 5.5%.  The loan is secured by the personal Guarantee of the shareholders and a mortgage on property owned by the shareholders. The note will be fully paid May, 2008.

$ 200,553
Note payable to BMW Financial in the original amount of $20,741, payable in monthly installments of $419.53 Including interest at 3.9%. The loan is secured by transportation equipment. The note will be fully paid May, 2008.	15,337
215,890

Less: current portion	65,362

$ 150,528

NOTE 7: MORTGAGE PAYABLE
Mortgages payable consist of the following:	March 31, 2005

Mortgage payable to Valley National Bank in the original amount of $535,000 payable in monthly installments of $4,993.21 including interest at 5.5%.  Pursuant to the loan agreement the interest rate may change on November 1, 2008.  The loan is secured by Sound City's guarantee and the personal guarantee of the members of Yassin & Company and a mortgage on property owned by the members. The note will be fully paid on November 1, 2009.

$ 411,404

Less: current portion	37,000

$ 374,404

NOTE 8: INVENTORY LINE OF CREDIT

As of December 31, 2004, the Company had a $750,000 Inventory Security Agreement with GE Capital. Under the Agreement the Company may apply to GE Capital for an extension of credit to purchase inventory. Advances are repaid without interest 90 days after the Company receives the funds. Late payments are subject to finance charges. GE Capital has a security interest in all Company assets and the personal guarantee of the stockholders. The amount due as of December 31, 2004 was $451,507 and is included in accounts payable.

At March 31, 2005 this line of credit has been reduced to $200,000.

NOTE 9: PREFERRED STOCK

We are authorized to issue up to 20,000,000 shares of Preferred Stock, par value $.0001. As of March 31, 2005, there were 1,500 shares of preferred stock issued and outstanding.

SERIES A CONVERTIBLE PREFERRED STOCK

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on January 24, 2005 for the sale of (i) $2,000,000 in secured convertible notes; (ii) 1,500 shares of series A convertible preferred stock at $1,000 per share and (iii) warrants to buy 3,000,000 shares of our common stock. Each share of series A convertible preferred stock is convertible into $1,000 of our common stock, at 85% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

The holders of the series A preferred stock are entitled to receive, when, if and as declared by the Board of Directors, cumulative dividends in the amount of six percent (6%) per annum, payable quarterly in arrears. We are obligated to repurchase the shares of series A convertible preferred stock at 130% of the stated value, plus accrued but unpaid dividends, upon written notice from the holders of a majority of the series A convertible preferred stock upon the occurrence of any of the following events of default: our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, the assignment or appointment of a receiver to control a substantial part of our property or business, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company or the delisting of our common stock, if the default is not cured with the specified grace period.

All shares of series A convertible preferred stock issued and outstanding on January 24, 2008 shall automatically convert into shares of our common stock in accordance with the conversion price calculation.

NOTE 10: SECURITIES PURCHASE AGREEMENT

On January 24, 2005, the Company entered into a Securities Purchase Agreement with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC for the sale of (i) $2,000,000 in secured convertible notes and (ii) warrants to purchase 3,000,000 shares of our common stock and (iii) entered into a Purchase Agreement whereby we purchased a $1,500,000 DeMarco Convertible Debenture in exchange for 1,500 shares of our Series A Convertible Preferred Stock.

The secured convertible notes bear interest at 8%, mature two years from the date of issuance, and are convertible into Modern common stock, at the investors' option, at the lower of $0.44 or 40% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date. The secured convertible notes are secured by the personal guarantee of the shareholder with a collateral of 5.5 million shares of Modern Technology common stock.

The warrants are exercisable until five years from the date of issuance at a purchase price of $0.40 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement.

The DeMarco convertible debenture is fully matured and bears interest at a rate of 10% per annum with interest payments due quarterly. Modern has the option to convert any unpaid principal into shares of DeMarco common stock at any time after the original issue date.

NOTE 11: STOCK PURCHASE AGREEMENT

On January 24, 2005, the Company entered into a Stock Purchase Agreement with Sound City, Inc. The agreement is to purchase 51% of the issued and outstanding shares of common stock of Sound City, Inc. for an aggregate purchase price of $2,000,000 and to provide $700,000 in funding to Sound City, Inc. As part of the agreement, the Company also issued promissory notes in the amounts of $400,000 each to Kamel Yassin, President of Sound City and Mervet Yassin, CFO of Sound City. The promissory notes bear interest from the date of issuance at the rate of 5% per annum simple interest. Interest accrued to June 30, 2005 will be payable in full on June 30, 2005. Thereafter, interest accrued on the unpaid principal during the calendar quarter will be payable quarterly on the last day of each calendar quarter during the term of the note, with the first such quarterly interest payment being payable on September 30, 2005. The principal and accrued interest will be due and payable on December 31, 2006.

NOTE 12:         INCOME TAX EXPENSE (BENEFIT)

                        The provision for income taxes is comprised of the following:

                                                                              03/31/05                      03/31/04

                        Current                                               $-0-                          $-0-

                        Deferred                                              -0-                          -0-

                                                                               $-0-                        $-0-

The provision for income taxes differs form the amount computed by applying the statutory federal income rate as follows:

                                                                                    03/31/05                      03/31/04

                        Expected statutory amount                         $ -0-                             $ -0-

                        Net operating loss                                       -0-                               -0-

                        State income taxes, net

                        of federal benefit                                         -0-                               -0-

                                                         $ -0-                             $ -0-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities or financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards.

The tax effects of significant temporary differences, which comprise the deferred tax assets, are as follows:

                                                                               03/31/05                      06/30/04

Deferred tax assets:

                                Net operating loss

                                Carryforwards                            $189,814                     $129,070

                                Gross deferred tax assets                189,814                      129,070

                                Valuation allowance                    (189,814)                    (129,070)

                                Net deferred tax assets                  $----0----                      $----0----

The net operating loss of approximately $345,000 expires in the year ended June 30, 2024. The tax benefits have been fully reserved due to a lack of consistent operating profitability.

NOTE 13: POSTRETIREMENT BENEFITS

The Company does not maintain any employee benefits currently. The Company does not maintain a plan for any Postretirement employee benefits; therefore, no provision was made under FAS's 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and 112, "Employers' Accounting for Post employment Benefits-an amendment of FASB Statements No.5 and 43."

NOTE 14:       RELATED PARTY TRANSACTIONS

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

Robert Church, CFO of the Company, is also a Partner of Church, DeVoe & Associates to which the Company expensed $18,175 in accounting fees during the nine months ended March 31, 2005.

In February 2005, the Company entered into a lease agreement with Anthony Welch, CEO of the Company. The lease agreement will terminate on January 31, 2006. Rent expense under this related party lease totaled $1,700 for the nine months ended March 31, 2005. The Company must pay Mr. Welch a total of $10,200 in rent by January 31, 2006.

The Company leases a facility from the Company's shareholders. The lease expires June 30, 2014. The Company is responsible for taxes and other expenses on an annual basis.

Rent expense under this related party lease for 2004 and 2003 totaled $171,082 and $144,000, respectively.

Future minimum annual rent is as follows:

2005	$ 168,000
2006	192,000
2007	197,760
2008	203,693
2009	209,804
Thereafter	1,147,292
$ 2,118,549

At December 31, 2004, the Company had a Demand Promissory Note (the "Note") payable to its shareholders in the amount of $1,128,626. The note is unsecured, subordinated, non-interest bearing and is payable upon demand. The Company also had loans payable to related parties in the amount of $91,314. These loans are unsecured, subordinated, non-interest bearing and are payable demand. The loans payable to related parties are classified as non-current in the Balance Sheet at December 31, 2004, because repayment is not anticipated during the next year.

In the normal course of business, the Company purchases from and sells to Sammans Electronics Inc (Sammans). Sammans is owned by a relative of the Company's shareholders. For the years ended December 31, 2004 and 2003, purchases to Sammans totaled $15,106 and $33,119, respectively. For the years ended December 31, 2004 and 2003, sales to Sammans Electronics Inc. totaled $16,596 and $77,416, respectively.

Pursuant to the stock sale agreement dated January 24, 2005, Sound City entered into an employment agreement with Kamel Yassin for a $200,000 annual salary for a five year term.

NOTE 15: COMMITMENTS AND CONTINGENCIES

The Company guarantees the mortgage debt of Yassin & Company, LLC, a real estate holding company owned by the stockholders. The amount of outstanding mortgage debt at December 31, 2004 was $420,234.

In addition, the Company also guarantees the mortgage debt of Kamel Yassin, President and Shareholder and Mervet Yassin, CFO and Shareholder on commercial property owned by them. The amount of outstanding mortgage at December 31, 2004 was $375,180.

NOTE 16: LETTER OF AGREEMENT

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

NOTE 17: OPERATIONS AND LIQUIDITY

The Company has incurred substantial losses in 2004 and 2003. Until such time that the Company's products and services can be successfully marketed, the Company will continue to need to fulfill working capital requirements through the sale of stock and/or the issuance of debt. The inability of the Company to continue its operations as a going concern would impact the recoverability and classification of recorded asset amounts.

The ability of the company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending March 31, 2005, there is doubt about the Company's ability to continue as a going concern.

Management believes that its current available working capital, anticipated revenues, further planned reductions in operating expenses, and subsequent sales of stock and/or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from March 31, 2005.

NOTE 18: INTERIM REPORTING

The accompanying unaudited consolidated financial statement for the nine months ended March 31, 2005 and March 31, 2004 have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included. Certain amounts recorded for the nine months ended March 31, 2005 are not necessarily indicative of the results for the full fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. These forward-looking statements, including those with respect to our operating results for 2004, are based upon current expectations and beliefs of the Company's management and are subject to risks and uncertainties that could cause results to differ materially from those indicated in the forward-looking statements. Some, but not all, of the factors, which could cause actual results to differ materially include those set forth in the risks discussed below under the subheading "Risk Factors" and elsewhere in this report. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, or to explain why actual results differ. Readers should carefully review the risk factors described in this section below and in any reports subsequently filed with the Securities and Exchange Commission.

Overview

We were incorporated in Nevada in 1982 as a for-profit corporation. We have never experienced any bankruptcy or similar proceeding. We are engaged in aiding both private and public companies in the areas of business development, financing, product development, corporate strategy, corporate image and public relations, product distribution and marketing, and executive management consulting. We collectively refer to companies in which we own an equity position as well as our customers and clients as "portfolio companies". We charge for our services in cash or equity in the portfolio company. We may also exchange our services for revenue sharing of future sales of products or sharing of proceeds from the sale of licenses and technologies owned by our portfolio companies. We seek to grow through strategic acquisitions in addition to generating income from our services.

Our sources of revenue are primarily from:

* Consolidated revenues of our portfolio companies which we own in majority;

* Management and consulting fees we may charge our portfolio companies;

* Revenue sharing agreements we may have with our portfolio companies;

* Royalty and licensing proceeds from the sale of technology rights we may own in whole or in part with our portfolio companies;

* Proceeds from the sale of securities we may own in our portfolio companies;

* Proceeds from the interest and payment of debt we may hold in our portfolio companies; and

* Proceeds from the conversion of debt we may hold in our portfolio companies into marketable securities and subsequent sale of same.

OUR PORTFOLIO COMPANIES

Sound City

We presently own 51% of Sound City with an option to acquire the remaining 49%. The option is valid through December 31, 2009, and can be exercised for $3,500,000, which is payable in cash, stock or a combination of cash or stock. Sound City, Inc. is a consumer electronics company with customers across the U.S. Sound City markets audio and video solutions for home and mobile environments, including the HD-TV, Plasma TV and LCD TV market segments. As a full service dealer, Sound City provides a wide range of custom home installations addressing numerous applications. With a customer base of over 900,000 customers, Sound City is a large electronics mail order companies in the U.S., who distributes its products and solutions through its direct mail and Web site channels. Consumers can also find the latest audio, video, car stereo and home theatre products in Sound City's retail locations, including 12 custom showrooms. Sound City operates a web site a the following address: http://www.soundcity.com.

DeMarco Energy Systems of America, Inc.

We are the holder of an outstanding convertible debenture in the amount of $1,500,000 issued by DeMarco Energy Systems of America. The debenture is convertible into shares of common stock of DeMarco. The convertible debentures bear interest at 10%, matured on March 25, 2003, and are convertible into shares of Demarco common stock, at the selling stockholders' option, at the lower of (i) $0.15 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 10 trading days before but not including the conversion date. As of May 2, 2005, the $1,500,000 convertible debenture was convertible into 250,000,000 shares of DeMarco common stock.

We have no formal agreements with this portfolio company outside our being a holder of the convertible debenture. We have an informal agreement to assist them where practicable to further their plans and efforts, although there are no written agreements to this effect and we are not obligated to perform any services for them.

DeMarco Energy's primary mission is to provide energy efficient technologies to commercial and institutional markets through the application of the DeMarco 'Systems' patent. The company owns a systems patent that was granted on September 3, 1985, known as the Energy Miser System. The company is primarily focusing on providing heating and air conditioning powered by the thermal properties of managed water systems, which include gray-water, re-use water and potable water systems. DeMarco has exclusive rights to the patented technology.

Selecting Portfolio Companies

We may purchase an equity position, whether minority or majority, in various companies from time to time. We offer our services to new customers, also referred to as portfolio companies, for cash payment. We may elect to take equity in the portfolio company as payment for our services.

We also seek to grow our revenues and assets by acquisitions. We seek to obtain a majority equity position in any company we acquire. If we acquire a minority position in a company, we will seek to enter into agreement with that company whereby we will generate income from our services. If we acquire a minority position in a company, we value that equity using a good-faith estimation of its value based on generally accepted accounting principles combined with our internal judgment based on industry and economic factors not encompassed by traditional accounting principles.

We acquire majority or minority equity positions in portfolio companies by purchasing the equity with cash, debt, or purchasing the equity by issuing stock in our company. We may pay for the equity position with a combination of both cash and stock and debt.

When presented with a prospective acquisition, we make a good-faith valuation for the business to be acquired and its future prospects. If the assessment of the prospective acquisition appears to offer a good or reasonable chance to increase our revenues and assets both in the short-term and the long-term, we will seek to acquire the prospective company.

We find new customers and prospective companies to acquire through out network of relationships within the business community.

EMPLOYEES

We currently have three full time employees and three part-time employees, including two in management, two in business development, one in business advisory and one administrative position. In our subsidiary, Sound City, we currently have 33 full time and 2 part time employees, including eight in management three in administrative, 10 in sales, three in advertising, five in warehousing and six in installations. There exist no organized labor agreements or union agreements between our employees and us. We believe that our relations with our employees are good.

Results of Operations:

During the nine months ended March 31, 2005, the Registrant had net loss of $330,932, as compared with $70,970 for the nine months ended March 31, 2004.

For the nine months ended March 31, 2005, the Registrant had total revenues of $542,543 as compared with revenues of $1,170 for the nine months period ended March 31, 2004.

The net loss for the nine months ended March 31, 2005 is attributable primarily to expenses incurred as part of our reorganization efforts and activities related to locating and securing new portfolio companies.

During the nine months ended March 31, 2005, expenses amounted to $870,083, attributable mainly to general and administrative expenses of $485-676 and officers' salaries of $370,838. For the nine months ended March 31, 2004, expenses amounted to $86,412 consisting of general and administrative expenses. General and administrative expenses can be attributed primarily to legal and accounting fees.

Liquidity and Capital Resources

The Registrant had a cash balance of $262,609 at March 31, 2005.  The cash and cash equivalent balance of the Registrant was $5,878 as of March 31, 2004.

Item 3.  Controls and Procedures

Disclosure Controls and Procedures.  The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.  Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting.  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on January 24, 2005 for the sale of (i) $2,000,000 in secured convertible notes; (ii) 1,500 shares of series A convertible preferred stock at $1,000 per share and (iii) warrants to buy 3,000,000 shares of our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.                                       Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit Number	Description

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 19, 2005.
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 19, 2005.
32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated May 19, 2004.

*                                         Filed herewith.

b.                                      Reports on Form 8-K:

 On January 31, 2005, and amended April 11, 2005, the Company filed a Current Report on Form 8-K

Signatures

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERN TECHNOLOGY CORP.

	By:	/s/ Anthony K. Welch
Dated: May 20, 2005		Anthony K. Welch Chairman and Chief Executive Officer

	By:	/s/ Robert Church
Dated: May 20, 2005		Robert Church Director and Chief Accounting Officer