Form 10QSB/A
period 2005-03-31
MODERN TECHNOLOGY CORP
filed 2005-06-27
CIK 711422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDED FORM 10-QSB/A-1

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2005
Common stock, $0.001 par value	15,078,631

MODERN TECHNOLOGY CORP.

Table of Contents

2

Item 1. Consolidated Financial Statements (unaudited)

PART I - FINANCIAL INFORMATION

Amended pursuant to changes made to financial statements as a result of our auditors completing their review of the financial statements.

MODERN TECHNOLOGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

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

On January 24, 2005, the Company purchased 51% of Sound City, Inc. ("Sound City"), a consumer electronics company with customers across the U.S.

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

INCOME TAXES

The company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that may have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

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

Depreciation expense for Sound City for the three months ended March 31, 2005 amounted to $7,567. Modern Technology had no depreciation expense for the nine months ended March 31, 2005.

MORTGAGE REFINANCING COSTS

Mortgage refinancing costs are amortized using the straight-line method over the term of the mortgage. Amortization expense for Sound City for the three months ended March 31, 2005 amounted to $306. Modern Technology had no amortization expense for the nine months ended March 31, 2005.

REVENUE RECOGNITION

The Company generally recognizes revenue upon shipment when the collectibility of the resulting receivable is reasonably assured. The Company allows credit for products returned within its policy terms. Such returns are estimated and an allowance for product returns is recorded at the time of sale, as necessary.

IMPAIRMENT OF LONG-LIVED ASSETS

The company regularly reviews long-lived assets for indicators of impairment. Management's judgments regarding the existence of impairment indicators are based on performance. Future events could cause management to conclude that impairment indicators exist and that the value of long-lived assets is impaired. When events or circumstances indicate that the carrying amount of an asset may not be recoverable, the fair value of the asset is compared to its carrying value. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value.

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense for the three and nine months ended March 31, 2005 was $9,653 and $13,835 respectively.

SHIPPING AND HANDLING COSTS

Amounts billed to customers for shipping costs resulting from a sales transaction are included in Revenues while costs incurred by the Company for shipping and handling are included in cost of goods sold.

IMPACT OF NEW ACCOUNTING STANDARDS

In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" (revised December 2003) - an interpretation of ARB No. 51. A variable interest entity ("VIE") is one where the contractual or ownership interest in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. Sound City leases a facility from a Limited Liability Company ("LLC"), owned by the minority shareholders. Under FIN 46R, the LLC is a VIE and the Company has consolidated the LLC in its consolidated financial statements. The consolidation of this VIE has added $616,049 of assets and $411,404 of liabilities to our consolidated balance sheet as of March 31, 2005.

In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition, ("SAB No 104") " which codifies, revises, and rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes in SAB No. 104 did not have a material impact on the Company's financial position or results of operations.

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

EARNINGS PER SHARE

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128"). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The diluted earnings per share calculation is very similar to the previously utilized fully diluted earnings per share calculation method.

NOTE 3:         CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash.

NOTE 4:         MARKETABLE SECURITIES

During the year ended June 30, 2003, the investment in 117,250 shares of common stock of MediCor Ltd. was considered a trading security in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115")" MediCor Ltd. shares are traded on the NASD over-the-counter bulletin board system. The cost of these shares is $82,520. The Company sold all the shares of MediCor Ltd. As of March 31, 2004, the Company recognized $41,714 realized gain. As of March 31, 2004, the Company had liquidated all of its marketable securities or written off all securities deemed worthless. During May 2004, Mr. Welch, CEO and President, contributed $57,677 of marketable securities investment pursuant to Modern's plan for reorganization. As of June 30, 2004, the Company reported $33,922 unrealized loss. As of March 31, 2005, the Company recognized $3,392 unrealized gain. On January 24, 2005, the Company entered into a Purchase Agreement whereby we purchased a $1,500,000 DeMarco Convertible Debenture. The Company follows SFAS No. 115 and has considered these securities to be trading securities.

NOTE 5:         INVESTMENT EQUITY SECURITIES (AT COST)

During the quarter ended September 30, 2003, the Company recognized an unrealized loss of $1,431 on its investment in Daine Industries. As of June 30, 2004, the Company wrote off $1,431 of Daine Common Stock investment of 360,000 restricted shares to realized loss. As of June 30, 2004, all shares of Pharmavet were returned and cancelled. The costs of these shares were credited against Deferred Registration costs. The Company has established a valuation allowance of $100,000 against its investment in Interactive Medicine Inc. to reflect the uncertainty of the fair market value of the investment as of March 31, 2005. The net investment value in Interactive Medicine Inc. is zero as of March 31, 2005.

NOTE 6:         ACQUISITIONS

Sound City

On January 24, 2005, the Company purchased 51% of Sound City for $2,000,000 with an option to acquire the remaining 49%. The option is valid through December 31, 2009, and can be exercised for $3,500,000, which is payable in cash, stock or a combination of cash or stock. . During the quarter ending March 31, 2005, the Company has filed a current report on Form 8-K, containing additional pro forma, historical financials and other exhibits.

The financial statements reflect various purchase price allocations.  In accordance with SFAS No. 141, Business Combinations ("SFAS No. 141"), the total purchase price was allocated to the tangible and intangible assets of Sound City based upon their estimated fair values at the acquisition date with the excess purchase price allocated to goodwill. The purchase accounting adjustments made are based upon currently available information.  Accordingly, the actual adjustment recorded in connection with the final purchase price allocation may be updated according to SFAS No. 141, and any such changes may be material.

The following table summarizes the components of the total purchase price and the allocation as of the date of acquisition:

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), goodwill will not be amortized and will be tested for impairment at least annually.  The amounts contained in the purchase price allocation may change as additional information becomes available regarding the assets and liabilities acquired.  Any change in the fair value of the net assets will change the amount of the purchase price allocable to goodwill.

The following adjustments have been reflected in the balance sheet.

(a)    To reflect goodwill.

The following unaudited pro-forma financial information reflects the condensed consolidated results of operations of the Company as if the acquisition had taken place on July 1, 2003.  The pro-forma financial information is not necessarily indicative of the results of operations had the transaction been effected on July 1, 2003.

DeMarco Energy Systems of America, Inc.

On January 24, 2005, the Company purchased an outstanding convertible debenture in the amount of $1,500,000 issued by DeMarco Energy Systems of America. The debenture is convertible into shares of common stock of DeMarco. The convertible debentures bear interest at 10%, matured on March 25, 2003, and are convertible into shares of Demarco common stock, at the selling stockholders' option, at the lower of (i) $0.15 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 10 trading days before but not including the conversion date. As of May 2, 2005, the $1,500,000 convertible debenture was convertible into 250,000,000 shares of DeMarco common stock.

We have no formal agreements with this portfolio company outside our being a holder of the convertible debenture. We have an informal agreement to assist them where practicable to further their plans and efforts, although there are no written agreements to this effect and we are not obligated to perform any services for them

NOTE 7: LONG-TERM DEBT

Long-term debt consists of the following:                                                                                     March 31, 2005

Note payable to Kamel Yassin in the

Original amount of $400,000 bearing

Interest at a rate of 5% per annum will

Be due and payable on December 31,

2006.                                                                                                                                     $ 400,000

Note payable to Mervet Yassin in the

Original amount of $400,000 bearing

Interest at a rate of 5% per annum will

Be due and payable on December 31,

2006.                                                                                                                                       400,000

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

note will be fully paid May, 2008.                                                                                          15,337

                                                                                                                                          1,015,890

Less: current portion                                                                                                                            65,362

                                                                                                                                                       $ 950,528

                                                                                                                                                       =======

NOTE 8: CONVERTIBLE NOTES PAYABLE

NOTE 9: MORTGAGE PAYABLE

NOTE 10: INVENTORY LINE OF CREDIT

As of March 31, 2005, Sound City had a $750,000 Inventory Security Agreement with GE Capital. Under the Agreement the Company may apply to GE Capital for an extension of credit to purchase inventory. Advances are repaid without interest 90 days after the Company receives the funds. Late payments are subject to finance charges. GE Capital has a security interest in all Company assets and the personal guarantee of the stockholders. The amount due as of March 31, 2005 was $321,422 and is included in accounts payable.

As of May 2, 2005 this line of credit has been reduced to $200,000.

NOTE 11: PREFERRED STOCK

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

NOTE 12: SECURITIES PURCHASE AGREEMENT

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

The warrants are exercisable until five years from the date of issuance at a purchase price of $0.40 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. The fair market value of the warrants on the date of issuance was determined to be $330,000 and is recorded in the consolidated financial statements as a discount on the convertible notes. The discount will be amortized over the two-year life of the secured convertible notes.

The DeMarco convertible debenture is fully matured and bears interest at a rate of 10% per annum with interest payments due quarterly. Modern has the option to convert any unpaid principal into shares of DeMarco common stock at any time after the original issue date.

NOTE 13: STOCK PURCHASE AGREEMENT

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

NOTE 14:         INCOME TAX EXPENSE (BENEFIT)

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

The tax effects of significant temporary differences, which comprise the deferred tax assets, are as follows:

                                                                                                         03/31/05                                                      06/30/04

Deferred tax assets:
             Net operating loss
             Carryforwards              $189,814                    $129,070
             Gross deferred tax assets   189,814                     129,070
             Valuation allowance        (189,814)                   (129,070)

                                          Net deferred tax                                           $----0----                                                      $----0----

The net operating loss of approximately $345,000 expires in the year ended June 30, 2024. The tax benefits have been fully reserved due to a lack of consistent operating profitability.

NOTE 15: EARNINGS PER SHARE

A reconciliation of weighted average shares outstanding, used to calculate basic loss per share, to weighted average shares outstanding assuming dilution, used to calculate diluted loss per share, follows:

9,085,193 and 0 common equivalent shares have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

NOTE 16: POSTRETIREMENT BENEFITS

The Company does not maintain any employee benefits currently. The Company does not maintain a plan for any Postretirement employee benefits; therefore, no provision was made under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 112, "Employers' Accounting for Post employment Benefits-an amendment of FASB Statements No.5 and 43."

NOTE 17:       RELATED PARTY TRANSACTIONS

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

Pharmavet was formed on April 15, 2003 to commercialize the agreement Modern signed with Centrovet to represent Centrovet as a sales representative. Modern invested $7,830 and orally agreed to advance up to $100,000 to cover Pharmvet's working capital needs for the twelve months through June 30, 2004 and to cover the costs related to filing of the registration statement. As of December 31, 2003 and June 30, 2003, Modern's previous president, Arthur Seidenfeld, who was also president of Pharmavet, advanced $2,594 and $1,848 respectively to Pharmavet to cover certain operational expenses. For the investment of $7,830, Modern was issued 403,000 shares of Pharmavet. At March 31, 2004, the investment in Pharmavet was terminated and appropriate write-downs effected.

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

Sound City leases a facility from its shareholders. The lease expires June 30, 2014. Sound City is responsible for taxes and other expenses on an annual basis.

Rent expense under this related party lease for the nine months ended March 31, 2005 totaled $24,000.

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

                                              $ 2,118,549

At March 31, 2005, Sound City had a Demand Promissory Note (the "Note") payable to its shareholders in the amount of $1,126,798. The note is unsecured, subordinated, non-interest bearing and is payable upon demand. Sound City also had loans payable to related parties in the amount of $91,314. These loans are unsecured, subordinated, non-interest bearing and are payable demand. The loans payable to related parties are classified as non-current in the Balance Sheet at March 31, 2005, because repayment is not anticipated during the next year.

In the normal course of business, Sound City purchases from and sells to Sammans Electronics Inc (Sammans). Sammans is owned by a relative of Sound City's shareholders. For the three months ended March 31, 2005, purchases to Sammans totaled $5,370. For the three months ended March 31, 2005, sales to Sammans Electronics Inc. totaled $13,941.

Pursuant to the stock sale agreement dated January 24, 2005, Sound City entered into an employment agreement with Kamel Yassin, President and Shareholder of Sound City, for a $200,000 annual salary for a five-year term.

NOTE 18: COMMITMENTS AND CONTINGENCIES

Sound City guarantees the mortgage debt of Yassin & Company, LLC, a real estate holding company owned by the stockholders. The amount of outstanding mortgage debt at March 31, 2005 was $411,404.

In addition, Sound City also guarantees the mortgage debt of Kamel Yassin, President and Shareholder of Sound City, and Mervet Yassin, CFO and Shareholder of Sound City, on commercial property owned by them. The amount of outstanding mortgage at March 31, 2005 was $354,470.

NOTE 19: LETTER OF AGREEMENT

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

On July 31, 2004 as part of our plan of reorganization and ongoing plan for operations we effected a Reverse Split of the Company's Common Stock on a 1 for 15 Basis. The effect of the Reverse Stock Split is reflected in the change in the number of shares outstanding, retroactively within these financial statements.

On August 17, 2004, 13 million common shares were issued to Anthony Welch.

NOTE 20: OPERATIONS AND LIQUIDITY

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

NOTE 21: INTERIM REPORTING

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

OUR PORTFOLIO COMPANIES

Sound City

We presently own 51% of Sound City with an option to acquire the remaining 49%. The option is valid through December 31, 2009, and can be exercised for $3,500,000, which is payable in cash, stock or a combination of cash or stock. Sound City, Inc. is a consumer electronics company with customers across the U.S. Sound City markets audio and video solutions for home and mobile environments, including the HD-TV, Plasma TV and LCD TV market segments. As a full service dealer, Sound City provides a wide range of custom home installations addressing numerous applications. With a customer base of over 900,000 customers, Sound City is a large electronics mail order companies in the U.S., who distributes its products and solutions through its direct mail and Web site channels. Consumers can also find the latest audio, video, car stereo and home theatre products in Sound City's retail locations, including 12 custom showrooms. Sound City operates a web site at the following address: http://www.soundcity.com.

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

Results of Operations:

During the nine months ended March 31, 2005, the Registrant had net loss applicable to common shareholders of $572,869, as compared with $70,665 for the nine months ended March 31, 2004.

For the nine months ended March 31, 2005, the Registrant had total revenues of $1,547,793 as compared with no revenues for the nine months period ended March 31, 2004.

The net loss for the nine months ended March 31, 2005 is attributable primarily to expenses incurred as part of our reorganization efforts and activities related to locating and securing new portfolio companies.

During the nine months ended March 31, 2005, expenses amounted to $893,671, attributable mainly to general and administrative expenses of $507,533 and officers' salaries of $386,138. For the nine months ended March 31, 2004, expenses amounted to $105,719 consisting of general and administrative expenses of $81,355 and officers' salaries of $24,364. General and administrative expenses for the nine months ended March 31, 2004 can be attributed primarily to legal and accounting fees.

Liquidity and Capital Resources

The cash and cash equivalent balance of the Registrant was $262,609 and $8,082 as of March 31, 2005 and June 30, 2004, respectively.

The Company has incurred substantial losses through March 31, 2005. Until such time that the Company's products and services can be successfully marketed, the Company will continue to need to fulfill working capital requirements through the sale of stock and/or the issuance of debt. The inability of the Company to continue its operations as a going concern would impact the recoverability and classification of recorded asset amounts.

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

PART II-OTHER INFORMATION

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

MODERN TECHNOLOGY CORP.

	By:	/s/ Anthony K. Welch
Dated: June 27, 2005		Anthony K. Welch Chairman and Chief Executive Officer

	By:	/s/ Anthony K. Welch
Dated: June 27, 2005		Robert Church Director and Chief Accounting Officer