Form 10KSB
period 2005-06-30
MODERN TECHNOLOGY CORP
filed 2005-11-10
CIK 711422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACE OF 1934

For the fiscal year ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File No. 2-80891-NY

MODERN TECHNOLOGY CORP.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the most recent fiscal year: $3,078,145

The aggregate market value of voting and non-voting common equity held by non-affiliates as of October 31, 2005, was approximately $1,200,194.

On October 31, 2005, there were 32,605,631 shares of common stock issued and outstanding.

Part I

Description of Business

We were incorporated in Nevada in 1982 as a for-profit corporation. We have never experienced any bankruptcy or similar proceeding. We have never by a party to a "reverse merger" or similar transaction. We have engaged in business categorically similar to our present line of business since inception.

We are engaged in aiding both private and public companies in the areas of business development, financing, product development, corporate strategy, corporate image and public relations, product distribution and marketing, and executive management consulting. We collectively refer to companies in which we own an equity position, our majority owned subsidiaries, corporate customers and clients as "portfolio companies". We charge for our services in cash or equity in the portfolio company. We may also exchange our services for revenue sharing of future sales of products or sharing of proceeds from the sale of licenses and technologies owned by our portfolio companies. We seek to grow through strategic acquisitions in addition to generating income from our services.

We seek to build revenues by a model of continuous growth, strategic acquisitions, and commercialization of nascent technology. We seek to improve operating efficiencies among our portfolio companies through elimination of cost redundancies and realized synergy between subsidiaries. We also seek to commercialize new technology and provides to our portfolio companies and subsidiaries new product lines, operations infrastructure, and significant intellectual capital.

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

OUR PORTFOLIO COMPANIES AS OF June 30, 2005

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

We have no formal agreements with this portfolio company outside our being a holder of the convertible debenture, although our chairman, Anthony K. Welch, is also the chairman of DeMarco. We have an informal agreement to assist them where practicable to further their plans and efforts, although there are no written agreements to this effect and we are not obligated to perform any services for them.

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

Description of Property

We maintain our principal office at 1420 N. Lamar Blvd., Oxford, Mississippi 38655. Our telephone number at that office is (662) 236-5928 and our facsimile number is (662) 236-7663. This space is provided to us at no charge by Mr. Church, our CFO and Director.  We lease 1500 square feet of executive and administrative offices at 1237 State Rd 30 E, Oxford MS 38655.  The lease expires on January 30, 2006. This office space is rented to us for $850 per month by Mr. Welch, our CEO.  We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us. We maintain a website at www.moderntechnologycorp.com. The information contained on that website is not deemed to be a part of this filing.

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

Number of Shareholders- 380 shareholders of record as of June 30, 2005.

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

Overview

We were incorporated in Nevada in 1982 as a for-profit corporation. We have never experienced any bankruptcy or similar proceeding. We have never by a party to a "reverse merger" or similar transaction. We have engaged in business categorically similar to our present line of business since inception.

We are engaged in aiding both private and public companies in the areas of business development, financing, product development, corporate strategy, corporate image and public relations, product distribution and marketing, and executive management consulting. We collectively refer to companies in which we own an equity position, our majority owned subsidiaries, corporate customers and clients as "portfolio companies". We charge for our services in cash or equity in the portfolio company. We may also exchange our services for revenue sharing of future sales of products or sharing of proceeds from the sale of licenses and technologies owned by our portfolio companies. We seek to grow through strategic acquisitions in addition to generating income from our services.

We seek to build revenues by a model continuous growth, strategic acquisitions, and commercialization of nascent technology. We seek to improve operating efficiencies among our portfolio companies through elimination of cost redundancies and realized synergy between subsidiaries. We also seek to commercialize new technology and provides to our portfolio companies and subsidiaries new product lines, operations infrastructure, and significant intellectual capital.

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

Results of Operations

During the fiscal year ended June 30, 2005, the Registrant incurred a net loss of $1,123,816, compared to a net loss of $118,296 for the fiscal year ended June 30, 2004. Its revenues for the year ended June 30, 2005 were $3,078,145. These revenues include only the revenues from the date of acquisition of Sound City. For the fiscal year ended June 30, 2004, the Registrant's expenses consisted of officers' salaries, general and administrative expenses, the principal items consisting of legal and accounting fees, telephone and insurance expenses, a realized gain of $41,714 related to sales of securities which consisted primarily of MediCor, Ltd securities (See Note 4 to the Financial Statements), an unrealized loss from the decline in stock price of our remaining marketable securities of $33,922, a $7,830 Loss on Writedown of Investment and a $19,307 Loss on Writedown of Worthless Loan with an overall loss of $24,817 related to the Registrant's decision to discontinue the operations of its Pharmavet subsidiary. For the fiscal year ended June 30, 2005, the Registrant had general and administrative expenses of $895,903, officer salaries of $91,100 and cost of sales of $2,261,212.

In comparing fiscal year expense items for fiscal year 2005 with fiscal year 2004 items, the Registrant experienced increases in both operating and in officer's salaries from $24,364 in 2004 to $91,100 in 2005 and an increase in general and administrative expenses from $50,940 in 2004 to $895,903 in 2005. The reason for the change was an increase of business activity for the period, due primarily to the acquisition of Sound City.

During the fiscal year ended June 30, 2005, the Registrant had generated a net loss of $1,123,816 compared to a net loss of $118,296 for the fiscal year ending June 30, 2004. The increase in net loss is attributable to the expenses associated with acquisitions and related costs.

During the fiscal year, income tax expenses amounted to $0.

Liquidity and Capital Resources

At June 30, 2005, the Registrant's total assets amounted to $6,861,170 as compared with $31,827 at June 30, 2004. The change can be attributable to the acquisition of Sound City and related operations. During the fiscal year ended June 30, 2005, we have experienced negative cash flows and have relied primarily on the Registrant's cash balances to fund our operations. We are not currently bound by any long or short-term agreements for the purchase or lease of capital expenditures.

Our ability to continue in existence is dependent on our having sufficient financial resources to cover operating expenses. We believe we have enough cash and equivalents to cover operations for the next twelve month period.  In addition, our auditors included language which qualified their report regarding our ability to continue as a going concern in their report dated October 18, 2005.

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

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Modern Technology Corp.

Oxford, MS

We have audited the accompanying consolidated balance sheet of Modern Technology Corp. and subsidiaries (collectively the "Company") as of June 30, 2005 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements presented above present fairly, in all material respects, the financial position of Modern Technology Corp. at June 30, 2005, and the results of its operations and cash flows for each of the two years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has incurred losses and negative cash flows from operations in recent years through June 30, 2005 and these conditions are expected to continue through June 30, 2006, raising substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 11. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GREENBERG & COMPANY LLC

Springfield, New Jersey

October 18, 2005

MODERN TECHNOLOGY CORP.
CONSOLIDATED BALANCE SHEETS

		June 30, 2005
ASSETS		
CURRENT ASSETS		
Cash	$	190,963
Interest Receivable		64,934
Investments, Trading Securities		1,509,498
Inventory		2,119,579
Prepaid Expenses		12,228
Total Current Assets		3,897,202
Property and Equipment, net		747,534
Goodwill		2,126,983
Other Assets		89,451
TOTAL ASSETS	$	6,861,170
LIABILITIES AND STOCKHOLDERS' EQUITY		
CURRENT LIABILITIES		
Accounts Payable	$	773,282
Account Payable, Related Parties		34,574
Dividend Payable		21,910
Sales Tax Payable		9,139

Mortgage Payable – Current	37,000
Current portion – Notes Payable	65,362
Customer Deposits Payable	24,743
Stockholder's Loans	1,124,971
TOTAL CURRENT LIABILITIES	2,189,047
Notes Payable – Related Party	91,315
Mortgage Payable – Net of Current Portion	374,404
Notes Payable	2,934,638
TOTAL LIABILITIES	5,589,404
Minority Interest	337,123
STOCKHOLDERS' EQUITY	
Common Stock Par Value $.0001 Authorized: 150,000,000 Shares Issued and Outstanding: 17,145,631 Shares	17,146
Preferred Stock	1
Authorized: 20,000,000 Shares Issued and Outstanding: 1,500 shares, $.0001 par value Series A, 6% cumulative, liquidation value $1,500,000	
Retained Earnings (Deficit)	(1,353,812)
Additional Paid-in-Capital	2,938,235
Deferred Compensation	(355,957)
Capital Returned	(310,970)
TOTAL STOCKHOLDER'S EQUITY	934,643
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 6,861,170

See accompanying summary of accounting policies and notes to financial statements.

MODERN TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended June 30,	
	2005	**2004**
REVENUE		
Sales	$3,078,145	$-
Cost of Sales	2,261,212	-
Gross Margin	816,933	-
EXPENSES		
Salaries, Benefits & Related Taxes	828,667	24,364
General and Administrative Expenses	895,903	50,940
Interest Income	(64,132)	(1,170)
Interest Expense	230,448	-
Realized (Gain) Loss	-	(41,714)
Unrealized (Gain) Loss	-	33,922
Loss on Write-down of Investment	-	7,830
Loss on Write-down of Worthless Loan	-	19,307
TOTAL EXPENSES	1,890,886	93,479
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE OTHER INCOME (EXPENSE) TAXES AND MINORITY INTEREST	(1,073,953)	(93,479)
Income Tax Expense (Benefit)	-	-
INCOME (LOSS) BEFORE MINORITY INTEREST	(1,073,953)	(93,479)
Minority Interest	132,478	-
DISCONTINUED OPERATIONS		
Income (Loss) from Operations of Discontinued Pharmavet (Applicable income tax benefit is $9,352, which is fully reserved.)	-	(24,817)

MODERN TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended June 30,	
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:		
Net Income (Loss)	$(941,475)	$(118,296)
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:		
Depreciation and Amortization	11,795	3,156
Realized (Gain) Loss	-	(41,714)
Unrealized (Gain) Loss - Trading Securities	14,247	33,922
Writeoff of Deferred Registration Costs	-	25,000
Writeoff of Investments	-	2,331
Return of Common Stock of Subsidiary and Retired	-	(5,000)
Noncash interest expense	252,688	-
Issuance of Stock for Service Received	194,793	-
Minority Interests	(132,478)	-
Changes in Assets and Liabilities:		
Decrease (Increase) in Accounts Receivable	103,737	-
Decrease (Increase) in Interest Receivable	(64,934)	-
Decrease (Increase) in Inventory	381,594	-
Decrease (Increase) in Prepaid Expenses	(7,878)	-
Decrease (Increase) in Goodwill	(195,000)	-
Decrease (Increase) in Other Assets	(27,517)	-
(Decrease) Increase in Accounts Payable	(426,088)	(17,770)
(Decrease) Increase in Account Payable-Related Party	22,054	10,672
(Decrease) Increase in Dividends Payable	43,820	-
(Decrease) Increase in Sales Tax Payable	(6,450)	-
(Decrease) Increase in Accrued Expenses	(54,832)	-
(Decrease) Increase in Customer Deposits Payable	15,001	-

Net Cash Provided By (Used In) Operating Activities	(816,923)	(107,699)
CASH FLOWS FROM INVESTING ACTIVITIES:		
Writeoff of Investments		-
Acquisition of Sound City, Inc., net of cash acquired	(969,177)	-
(Purchase) Sale of Investments - other trading securities	-	124,234
Net Cash Provided By (Used In) Investing Activities	(969,177)	124,234
CASH FLOWS FROM FINANCING ACTIVITIES:		
Debt Proceeds	2,000,000	-
Payments on Stockholder's Loans	(3,655)	-
Distribution to owner	(2,584)	-
Repayment of long term debt	(24,780)	-
Dividends paid	-	(310,970)
Net Cash Provided by (Used In) Financing Activities	1,968,981	(310,970)
Net Increase (Decrease) in Cash and Cash Equivalents	182,881	(294,435)
Cash and Cash Equivalents,		
Beginning of Period	8,082	302,517
Cash and Cash Equivalents,		
End of Period	$190,963	$8,082
Supplemental Disclosures of Cash Flow Information		
Cash Paid During the Period for:		
Taxes	$-	$1,310
Interest	$-	-

The Company has purchased 51% of the capital stock of Sound City for $2,000,000. In conjunction with the acquisition, liabilities were assumed as follows:

MODERN TECHNOLOGY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

NOTE 1: ORGANIZATION AND NATURE OF OPERATIONS

Modern Technology Corp (Modern) is a Nevada Corporation.

We are engaged in aiding both private and public companies in the areas of business development, financing, product development, corporate strategy, corporate image and public relations, product distribution and marketing, and executive management consulting. We collectively refer to companies in which we own an equity position, our majority owned subsidiaries, corporate customers and clients as "portfolio companies". We charge for our services in cash or equity in the portfolio company. We may also exchange our services for revenue sharing of future sales of products or sharing of proceeds from the sale of licenses and technologies owned by our portfolio companies. We seek to grow through strategic acquisitions in addition to generating income from our services.

We seek to build revenues by a model continuous growth, strategic acquisitions, and commercialization of nascent technology. We seek to improve operating efficiencies among our portfolio companies through elimination of cost redundancies and realized synergy between subsidiaries. We also seek to commercialize new technology and provide to our portfolio companies and subsidiaries new product lines, operations infrastructure, and significant intellectual capital.

Modern's office was located in New York, but has been relocated to Mississippi, with its administrative offices being located in Jackson, Mississippi.

NOTE 2:         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING POLICIES

Modern Technology Corp's accounting policies conform to U. S. generally accepted accounting principles. Significant policies followed are described below.

The consolidated financial statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained. All inter-company accounts and transactions have been eliminated. The consolidated financial statements have been prepared in United States Dollars.

On January 24, 2005, the Company purchased 51% of Sound City for $2,000,000 with an option to acquire the remaining 49%. The option is valid through December 31, 2009, and can be exercised for $3,500,000, which is payable in cash, stock or a combination of cash or stock. During the year ending June 30, 2005, the Company has filed current reports on Form 8-K, containing additional pro forma, historical financials and other exhibits.

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

Sound City accounts were properly included in the consolidated financial statements for the year ended June 30, 2005.

STOCK BASED COMPENSATION

The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with SFAS No. 123, MediCor has elected the disclosure-only provisions related to employee stock options and follows the intrinsic value method in Accounting Principals Board Opinion (APB) No. 25 in accounting for stock options issued to employees. Under APB No. 25, compensation expense, if any, is recognized as the difference between the exercise price and the fair value of the common stock on the measurement date, which is typically the date of grant, and is recognized over the service period, which is typically the vesting period.

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

Depreciation on expense was $11,795 and $3,156 for 2005 and 2004, respectively.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" (revised December 2003) - an interpretation of ARB No. 51.  A variable interest entity ("VIE") is one where the contractual or ownership interest in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. Sound City leases a facility from a Limited Liability Company ("LCC") owned by the minority shareholders.  Under FIN 46R, the LLC is a VIE and the Company has consolidated the LLC in its consolidated financial statements.  The consolidated of this VIE has added $616,049 of assets and $411,404 of liabilities to our consolidated balance sheet as of June 30, 2005.

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

REVENUE RECOGNITION

The Company generally recognizes revenue upon shipment when the collect-ability of the resulting receivable is reasonably assured. The Company allows credit for products returned within its policy terms. Such returns are estimated and an allowance for product returns is recorded at the time of sale, as necessary.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense for the twelve months ended June 30, 2005 was $25,872.00.

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

NOTE 5:         INVESTMENT EQUITY SECURITIES (AT COST)

As of June 30, 2004, the Company wrote off $1,431 of Daine Common Stock investment of 360,000 restricted shares to realized loss when Daine declared bankruptcy. As of June 30, 2004, all shares of Pharmavet were returned and cancelled. The costs of these shares ($5,000) were credited against Deferred Registration costs. The Company has established a valuation allowance of $100,000 against its investment in Interactive Medicine Inc. to reflect the uncertainty of the fair market value of the investment. The net investment value in Interactive Medicine Inc. is zero as of June 30, 2005.

NOTE 6:         STOCK BASED COMPENSATION

During the 12 months ended June 30, 2005, the Company issued 2,067,000 shares of Modern Technology Corp. Common Stock for legal and consulting services rendered or to be rendered in the coming year. $355,957 was charged to Deferred Compensation relating to these shares. The amount expensed in the year ending June 30, 2005 was $91,473 consisting of $63,023 for the current period and $28,750 for obligations for the year ending June 30, 2004. During the twelve months ended June 30, 2005, the Company issued 13,000,000 shares of Common Stock to Anthony Welch pursuant to the Reorganization Agreement. The compensation portion of this agreement was valued at $1,300 and charged to expense. This stock based compensation is accounted for in accordance with SFAS No. 123.

NOTE 7:         INCOME TAX EXPENSE (BENEFIT)

                        The provision for income taxes is comprised of the following:

                                                                                    06/30/05                      06/30/04

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

The provision for income taxes differs form the amount computed by applying the statutory federal income rate as follows:

                                                                                    06/30/05                     06/30/04

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

The tax effects of significant temporary differences, which comprise the deferred tax assets, are as follows:

                                                        06/30/05                     06/30/04

Deferred tax assets:

        Net operating loss

        Carryforwards                      $293,231                      $129,070

        Gross deferred tax assets     293,231                       129,070

        Valuation allowance           (293,231)                      (129,070)

                Net deferred tax assets  $----0----                     $----0----

The net operating loss of approximately $1,155,000 begins to expire in the year ended June 30, 2024. The tax benefits have been fully reserved due to a lack of consistent operating profitability.

NOTE 8: POSTRETIREMENT BENEFITS

The Company does not maintain any employee benefits currently. The Company does not maintain a plan for any Postretirement employee benefits; therefore, no provision was made under FAS's 106 and 112.

NOTE 9: RELATED PARTY TRANSACTIONS

Robert Church, our CFO, is also a Partner of Church, DeVoe & Associates to which we expensed $34,501 in accounting fees during the twelve months ended June 30, 2005.

Our principal office at 1420 N. Lamar Blvd., Oxford, Mississippi 38655 is provided to us at no charge by Mr. Church, our CFO and Director.  We lease 1,500 square feet of executive and administrative offices at 1237 State Rd 30 E, Oxford MS 38655, for $850 per month from Mr. Welch, our CEO.

On January 24, 2005, we utilized $1.5 million of financing we received from four institutional investors to purchase a $1.5 million convertible debenture in DeMarco Energy Systems of America, Inc. Anthony K. Welch, our Chief Executive Officer and majority shareholder, is the Chief Executive Officer and Chairman of the Board of Directors of DeMarco Energy Systems.

Sound City leases a facility from its shareholders. The lease expires June 30, 2014. Sound City is responsible for taxes and other expenses on an annual basis.

Rent expense under this related party lease for the twelve months ended June 30, 2005 totaled $24,000.

                                                Future minimum annual rent is as follows:

2006                                            192,000

2007                                            197,760

2008                                            203,693

2009                                            209,804

Thereafter                                  1,147,292

                                              $ 1,950,549

At June 30, 2005, Sound City had a Demand Promissory Note (the "Note") payable to its shareholders in the amount of $1,126,798. The note is unsecured, subordinated, non-interest bearing and is payable upon demand. Sound City also had loans payable to related parties in the amount of $91,314. These loans are unsecured, subordinated, non-interest bearing and are payable demand. The loans payable to related parties are classified as non-current in the Balance Sheet at June 30, 2005, because repayment is not anticipated during the next year.

In the normal course of business, Sound City purchases from and sells to Sammans Electronics Inc (Sammans). Sammans is owned by a relative of Sound City's shareholders. For the six months ended June 30, 2005 (date of acquisition through the year ended June 30, 2005), purchases from Sammans totaled $5,370. and sales to Sammans totaled $17,365.

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

NOTE 11: OPERATIONS AND LIQUIDITY

The Company has incurred substantial losses in 2005 and 2004. Until such time that the Company's products and services can be successfully marketed the Company will continue to need to fulfill working capital requirements through the sale of stock and/or the issuance of debt. The inability of the Company to continue its operations as a going concern would impact the recoverability and classification of recorded asset amounts.

The ability of the company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending June 30, 2005, there is doubt about the Company's ability to continue as a going concern.

Management believes that its current available working capital, anticipated revenues, further planned reductions in operating expenses, and subsequent sales of stock and/or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from June 30, 2005.

NOTE 12: SUBSEQUENT EVENTS

H-NET Acquisition

On July 10, 2005, Modern Technology Corp. ("MOTG") entered into an Asset Purchase Agreement ("Agreement") with Anton Stephens, Dba H-NET ("Hnet"). No material relationship exists between the parties, other than in respect of the Agreement. Under the terms of the Agreement, MOTG agreed to purchase all of the rights, title and interest in, to certain assets owned by Hnet. In exchange for assets delineated under the Agreement, Hnet will receive $500,000 payable in the form of 350,000 shares of MOTG restricted common stock and a Convertible Debenture in the amount of $400,000 payable to Anton Stephens. This transaction was filed under a From 8-K on August 2, 2005 and is hereby incorporated by reference.

InMarketing Acquisition

On August 10, 2005 we entered into a Letter of Intent to acquire 51% of InMarketing Group for an aggregate price of $2,000,000 under a Stock Purchase Agreement. No material relationship exists between the parties, other than in respect of the Agreement. The Purchase Price to be paid as follows: $1,000,000 to be paid in cash and $1,000,000 to be paid in the form of a Convertible Debenture. The purchase price will be adjusted on reasonable terms specified in the Definitive Agreement pursuant to a pro rata adjustment predicated on a profitable $11,000,000 in revenues for 2005 generated by the InMarketing subsidiary. We will have an option to purchase the remaining 49% of InMarketing as part of the agreement. This transaction is under final closing as of this filing.

Capital Raise

On August 31, 2005, the Company, pursuant to a Securities Purchase Agreement of the same date, entered into Callable Secured Convertible Notes. Under the terms of the notes, the Company borrowed an aggregate of $1,500,000.00 from the Holders of the Notes. The Notes each bear a Maturity Date of August 31, 2008, with interest accruing on any unpaid principal at 9% per annum from the date the Notes were issued, until due and payable on the Maturity Date. Any unpaid amounts after that date bear an interest of 15% per annum. Interest is payable quarterly and shall commence at September 30, 2005. Holder has the right to convert any amounts due to Common Stock, at its discretion, at the conversion price, as set forth under the terms of the Notes. This transaction was filed under a Form 8-K on September 19, 2005 and is hereby incorporated by reference.

NOTE 13: COMMON STOCK AND PREFERRED STOCK

Common Stock

March 2004 as part of our plan of reorganization and ongoing plan for operations we applied for listing of our Common Stock on the Over-The-Counter-Bulletin Board. We received approval on July 19, 2004 and trade under the symbol MOTG.

On July 31, 2004 as part of our plan of reorganization and ongoing plan for operations we effected a Reverse Split of the Company's Common Stock on a 1 for 15 Basis. These financial statements retroactively reflect the change to the Company's common stock as a result of the reverse split.

On August 17, 2004, 13 million shares were issued to Anthony Welch and he became a 90.6% shareholder.

Preferred Stock

We are authorized to issue up to 20,000,000 shares of Preferred Stock, par value $.0001. As of June 30, 2005, there were 1,500 shares of preferred stock issued and outstanding.

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

NOTE 14: LONG-TERM DEBT

Long-term debt consists of the following:                                                                                June 30, 2005

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

$5,742.46 including interest at 5.5%.

The loan is secured by the personal

Guarantee of the shareholders and a

mortgage on property owned by the

shareholders. The note will be fully

paid May, 2008.                                                                                                                   186,078

Note payable to BMW Financial in the

original amount of $20,741, payable

in monthly installments of $419.53

Including interest at 3.9%. The loan is

secured by transportation equipment. The

note will be fully paid May, 2008.                                                                                   13,850

                                                                                                                                          999,928

Less: current portion                                                                                                        65,362

                                                                                                                                        $ 950,528

NOTE 15: INVENTORY LINE OF CREDIT

As of March 31, 2005, Sound City had a $750,000 Inventory Security Agreement with GE Capital. Under the Agreement the Company may apply to GE Capital for an extension of credit to purchase inventory. Advances are repaid without interest 90 days after the Company receives the funds. Late payments are subject to finance charges. GE Capital has a security interest in all Company assets. The amount due as of June 30, 2005 was $177,856 and is included in accounts payable.

As of May 2, 2005 this line of credit has been reduced to $200,000.

NOTE 16: SECURITIES PURCHASE AGREEMENT

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

NOTE 17: STOCK PURCHASE AGREEMENT

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

NOTE 18: EARNINGS PER SHARE

A reconciliation of weighted average shares outstanding, used to calculate basic loss per share, to weighted average shares outstanding assuming dilution, used to calculate diluted loss per share, follows:

9,085,193 and 0 common equivalent shares have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

NOTE 19: COMMITMENTS AND CONTINGENCIES

Sound City guarantees the mortgage debt of Yassin & Company, LLC, a real estate holding company owned by the stockholders. The amount of outstanding mortgage debt at June 30, 2005 was $411,404.

In addition, Sound City also guarantees the mortgage debt of Kamel Yassin, President and Shareholder of Sound City, and Mervet Yassin, CFO and Shareholder of Sound City, on commercial property owned by them. The amount of outstanding mortgage at June 30, 2005 was $354,470.

NOTE 20: ACQUISITIONS

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
	For the Twelve Months Ended
	June 30
	2005	2004
Net sales	$12,242,487	$8,072,776
Net income (loss)	(951,278)	(277,750)
Diluted (loss) earnings per common share	(0.04)	(0.21)

NOTE 21: CONVERTIBLE NOTES PAYABLE

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

Part III

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The executive officers and directors of the Registrant are as follows:
Name	Age	Title	Term Expires
Anthony Welch	37	President, CEO and Director	Next Annual Meeting
Robert Church	45	CFO and Director	Next Annual Meeting

Anthony Welch and Robert Church were elected to their designated offices on March 15, 2004.

ANTHONY K. WELCH.

Mr. Welch has been our Chief Executive Officer and Chairman since March 15, 2004. From October 1999 to October 2003, Mr. Welch was the founder of, and served as Director and Executive Vice President and consultant to IPVoice Communications, Inc. (currently called NewMarket Technology, Inc. and trading on the OTCBB under the symbol "NMKT"). From April 2002 to April 2004, Mr. Welch through his professional advisory firm, Maxim Advisors, LLC and in a personal capacity, advised various corporate and private clients on mergers, acquisitions, public listing processes, financing, and strategic consulting. Mr. Welch attended the University of Mississippi school of Electrical Engineering from 1986 to 1988. He holds a NASD Series 65 License [Uniform Investment Advisor Law]. Mr. Welch is completing his second-year as a law student in the Juris Doctor program at Concord School of Law.

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

Executive Compensation

During the fiscal year ended June 30, 2005, management salaries were as follows:

Anthony K. Welch $91,100

Rob Church $0

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

a. The following are known to Registrant to be beneficial owners of 5% or more of the Registrant's common stock.

Title of Class of Common Stock
Name of Beneficial	Amount & Nature of	Percentage
Owner	Beneficial Ownership	of Class
Anthony Welch
1420 N. Lamar Blvd
Oxford, MS 38655	13,000,000	75.8%

All Officers and
Directors as a Group (3)	13,000,000	75.8%

b. The shares owned by management are as follows:

Common Stock.
Name of Beneficial	Amount & Nature of	Percentage
Owner	Beneficial Ownership	of Class
Anthony Welch
1420 N. Lamar Blvd
Oxford, MS38655	13,000,000	90.6%

Robert Church
1420 N. Lamar Blvd
Oxford, MS 38655	0	0%

Certain Relationships and Related Transactions

Robert Church, our CFO, is also a Partner of Church, DeVoe & Associates to which we expensed $34,501 in accounting fees during the twelve months ended June 30, 2005.

Our principal office at 1420 N. Lamar Blvd., Oxford, Mississippi 38655 is provided to us at no charge by Mr. Church, our CFO and Director.  We lease 1,500 square feet of executive and administrative offices at 1237 State Rd 30 E, Oxford MS 38655, for $850 per month from Mr. Welch, our CEO.

On January 24, 2005, we utilized $1.5 million of financing we received from four institutional investors to purchase a $1.5 million convertible debenture in DeMarco Energy Systems of America, Inc. Anthony K. Welch, our Chief Executive Officer and majority shareholder, is the Chief Executive Officer and Chairman of the Board of Directors of DeMarco Energy Systems.

We have no policy regarding entering into transactions with affiliated parties.

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

Reports on Form 8-K: The following reports were filed on Form 8-K during the last quarter of the fiscal year ended June 30, 2005:

Current Report filed April 11, 2005, Item 9.01

Principal Accountant Fees and Services

Audit Fees: $27,987.00

Audit-Related Fees: $4,000.00

Tax Fees: $4,500.00

All Other Fees: $0.00

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERN TECHNOLOGY CORP

/s/ Anthony Welch

Anthony Welch, CEO, Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Anthony Welch

Anthony Welch, President, CEO, Chairman

Dated: November 9, 2005

/s/ Robert Church

Robert Church, CFO, Director

Dated November 9, 2005