Form 10QSB
period 2005-09-30
MODERN TECHNOLOGY CORP
filed 2005-12-13
CIK 711422

`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2005
Common stock, $0.001 par value	32,605,631

MODERN TECHNOLOGY CORP.

Table of Contents

Item 1. Consolidated Financial Statements (unaudited)

PART I - FINANCIAL INFORMATION

MODERN TECHNOLOGY CORP.

Consolidated Balance Sheets

	September 30,	June 30,
	2005	2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 1,161,688	$ 190,963
Investments, Trading Securities	1,509,498	1,509,498
Accounts Receivable	104,947	.-
Interest Receivable	64,934	64,934
Prepaid Expenses	-	12,228
Inventory	1,992,092	2,119,579

TOTAL CURRENT ASSETS	4,833,159	3,897,202

FIXED ASSETS
Buildings, Furniture, Fixtures (net)	775,435	747,534

TOTAL FIXED ASSETS	775,435	747,534

OTHER ASSETS
Goodwill	2,126,983	2,126,983
Software	500,000	-
Accumulated Amortization	(28,279)	-
InMarketing Deposit	23,500
Other Asset	96,498	89,451

TOTAL OTHER ASSETS	2,718,702	2,216,434

TOTAL ASSETS	$ 8,327,296	$ 6,861,170

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts Payable	$ 670,413	$ 773,282
Accounts Payable-Related Party	39,719	34,574
Accrued Expenses	137,425	98,066
Dividends Payable	21,911	21,910
Current Portion-Notes Payable	152,342	102,362
Shareholder Loan Payable	1,123,056	1,124,971
Other Payables	127,315	33,882

TOTAL CURRENT LIABILITIES	2,272,181	2,189,047

LONG TERM LIABILITIES
Notes Payable	4,925,727	3,309,042
Notes Payable-Related Party	91,315	91,315

TOTAL LONG TERM LIABILITIES	5,017,042	3,400,357

Minority Interests	337,123	337,123

STOCKHOLDER'S EQUITY
Common Stock, Par Value $.001; 150,000,000 Shares Authorized;
32,605,631 and 17,145,631 respectively
Common Stock	32,606	17,146
Preferred stock, Authorized: 20,000,000 shares
Issued and outstanding, 1,500 shares at $.0001 par value
Series A, 6% cumulative, liquidation value $1,500,000
Preferred Stock	1	1
Paid-in Capital	3,443,336	2,938,235
Capital Returned	(310,970)	(310,970)
Deferred Compensation	(327,254)	(355,957)
Retained Earnings (Deficit)	(2,136,769)	(1,353,812)

TOTAL STOCKHOLDER'S EQUITY	700,950	934,643

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 8,327,296	$ 6,861,170

MODERN TECHNOLOGY CORP.
Consolidated Statements of Cash Flows
(unaudited)

	For the 3 months ended September 30, 2005	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES		
Net Income (Loss)	$ (805,642)	$ (12,261)
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities		
Unrealized (Gain) Loss - Trading Securities	-	(6,784)
Issuance of stock for Services Received	1,990	1,300
Depreciation/Amortization	31,074	-
Deferred Compensation	203,912	-
Preferred Stock Dividend Series A	22,685	-
Dividends Deemed	24,780	-
Changes in Assets and Liabilities:		
Decrease (Increase) in Accounts Receivable	(104,947)	-
Decrease (Increase) in Inventory	127,486	-
Decrease (Increase) in Prepaid Expenses	12,228	-
Decrease (Increase) in Other Assets	(61,243)	-
(Decrease) Increase in Accounts Payable	(102,869)	-
(Decrease) Increase in Accounts Payable-Related Party	5,145	8,271
(Decrease) Increase in Sales Tax Payable	7,820	-
(Decrease) Increase in Accrued Expenses	39,819	2,191
(Decrease) Increase in Customer Deposits Payable	86,969	-
Net cash Provided By (Used In) Operating Activities	(510,793)	(7,283)
CASH FLOWS FROM FINANCING ACTIVITIES		
Loans	1,500,000	-
Payment of Stockholder's Loans	(1,915)	-
Repayment of Long Term Debt	(16,567)	-
Net cash Provided By (Used In) Financing Activities	1,481,518	-
Net Increase (Decrease) in Cash and Cash Equivalents	$ 970,725	$ (7,283)
Cash and Cash Equivalents Beginning of Period	$ 190,963	$ 8,082
Cash and Cash Equivalents End of Period	$ 1,161,688	$ 799
Supplemental Disclosures of Cash Flow Information		
Cash Paid During the Period for:		
Taxes	-	-
Interest	-	-
Noncash Investing and Financial Transactions		
Issuance of Stock for Services	$ 153,700	$ 48,100
Issuance of Stock for InMarketing Acquisition	$ 23,500	$ -
Conversion of Convertible debentures into Common stock	$ 318,582	$ -
Software acquired for debt/stock	$ 500,000	$ -

MODERN TECHNOLOGY CORP

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(unaudited)

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

The consolidated financial statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained. All consolidated financial statements have been prepared in United States Dollars.

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

Sound City accounts were properly included in the consolidated financial statements for the three months ended September 30, 2005.

STOCK BASED COMPENSATION

The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with SFAS No. 123, Modern has elected the disclosure-only provisions related to employee stock options and follows the intrinsic value method in Accounting Principals Board Opinion (APB) No. 25 in accounting for stock options issued to employees. Under APB No. 25, compensation expense, if any, is recognized as the difference between the exercise price and the fair value of the common stock on the measurement date, which is typically the date of grant, and is recognized over the service period, which is typically the vesting period.

RECLASSIFICATIONS

Certain items from prior periods within the financial statements have been reclassified to conform to current period classifications.

CASH AND CASH EQUIVALENTS

Cash Equivalents consist of highly liquid, short-term investments with original maturities of 90 days or less. The carrying amount reported in the accompanying balance sheets approximates fair value.

ACCOUNTS RECEIVABLE

Accounts Receivable are judged as to collectibility and a reserve is established as necessary. As of September 30, 2005 and June 30, 2005, no reserve was considered necessary.

INVENTORY

Inventories are stated at the lower of cost or market using the first-in, first-out ("FIFO") method. The Company may write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory consists primarily of finished goods.

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

Depreciation expense was $6,074 and $0.00 for 2005 and 2004, respectively.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" (revised December 2003) - an interpretation of ARB No. 51.  A variable interest entity ("VIE") is one where the contractual or ownership interest in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. Sound City leases a facility from a Limited Liability Company ("LCC") owned by the minority shareholders.  Under FIN 46R, the LLC is a VIE and the Company has consolidated the LLC in its consolidated financial statements.  The consolidated of this VIE has added $616,049 of assets and $411,404 of liabilities to our consolidated balance sheet as of September 30, 2005.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense for the three months ended September 30, 2005 was $22,990.00.

SHIPPING AND HANDLING COSTS

Amounts billed to customers for shipping costs resulting from a sales transaction are included in Revenues while costs incurred by the Company for shipping and handling are included in cost of goods sold.

INTERIM REPORTING

The accompanying unaudited consolidated financial statements for the three months ended September 30, 2005 and September 30, 2004, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included.  Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation.  Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results for the full fiscal year.

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

On January 24, 2005, the Company entered into a Purchase Agreement whereby we purchased a $1,500,000 DeMarco Convertible Debenture. The Company follows SFAS No. 115 and has considered these securities to be trading securities. The debenture is convertible into shares of common stock of DeMarco. The convertible debentures bear interest at 10%, matured on March 25, 2003, and are convertible into shares of Demarco common stock, at the selling stockholders' option, at the lower of (i) $0.15 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 10 trading days before but not including the conversion date. During the quarter ended September 30,2005 the Company converted approximately $11,000 of DeMarco Convertible Debenture into 3,200,000 shares of DeMarco common stock.

NOTE 5:  INVESTMENT EQUITY SECURITIES (AT COST)

As of June 30, 2004, the Company wrote off $1,431 of Daine Common Stock investment of 360,000 restricted shares to realized loss when Daine declared bankruptcy. As of June 30, 2004, all shares of Pharmavet were returned and cancelled. The costs of these shares ($5,000) were credited against Deferred Registration costs. The Company has established a valuation allowance of $100,000 against its investment in Interactive Medicine Inc. to reflect the uncertainty of the fair market value of the investment. The net investment value in Interactive Medicine Inc. is zero as of September 30, 2005.

NOTE 6:  STOCK BASED COMPENSATION

During the 12 months ended June 30, 2005, the Company issued 2,067,000 shares of Modern Technology Corp. Common Stock for legal and consulting services rendered or to be rendered in the coming year. During the quarter ended September 30, 2005, the Company issued 1,490,000 shares of common stock for various consulting services. $327,254and $355,957 was shown as Deferred Compensation in the equity section of the balance sheet at September 30, 2005 and June 30, 2005, respectively. The amount expensed in the quarter ended September 30, 2005 was $182,402 as a result of all deferred compensation plans. During the twelve months ended June 30, 2005, the Company issued 13,000,000 shares of Common Stock to Anthony Welch pursuant to the Reorganization Agreement. The compensation portion of this agreement was valued at $1,300 and charged to expense. All stock based compensation is accounted for in accordance with SFAS No. 123.

NOTE 7:  INCOME TAX EXPENSE (BENEFIT)

The provision for income taxes is comprised of the following:

                                                                09/30/05                  09/30/04

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

The provision for income taxes differs form the amount computed by applying the statutory federal income rate as follows:

                                                                               09/30/05                     09/30/04

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

The tax effects of significant temporary differences, which comprise the deferred tax assets, are as follows:

                                                         09/30/05                     6/30/05

Deferred tax assets:

        Net operating loss

        Carryforwards                      $293,231                      $293,231

        Gross deferred tax assets     293,231                    293,231

        Valuation allowance            (293,231)                    (293,231)

              Net deferred tax assets   $----0----                     $----0----

The net operating loss of approximately $1,500,000 begins to expire in the year ended June 30, 2024. The tax benefits have been fully reserved due to a lack of consistent operating profitability and substantial losses.

NOTE 8: POSTRETIREMENT BENEFITS

The Company does not maintain any employee benefits currently. The Company does not maintain a plan for any Postretirement employee benefits; therefore, no provision was made under FAS's 106 and 112.

NOTE 9: RELATED PARTY TRANSACTIONS

Robert Church, our CFO, is also a Partner of Church, Devoe & Associates to which we expensed $43,315 in accounting fees during the three months ended September 30, 2005.

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

Rent expense under this related party lease for the three months ended September 30, 2005 totaled $2,550.00. Future minimum annual rent is as follows:

2006                                            192,000

2007                                            197,760

2008                                            203,693

2009                                            209,804

Thereafter                               1,147,292

                                              $ 1,950,549

At September 30, 2005, Sound City had a Demand Promissory Note (the "Note") payable to its shareholders in the amount of $ 1,123,056. The note is unsecured, subordinated, non-interest bearing and is payable upon demand. Sound City also had loans payable to related parties in the amount of $91,314. These loans are unsecured, subordinated, non-interest bearing and are payable demand. The loans payable to related parties are classified as non-current in the Balance Sheet at September 30, 2005, because repayment is not anticipated during the next year.

In the normal course of business, Sound City purchases from and sells to Sammans Electronics Inc (Sammans). Sammans is owned by a relative of Sound City's shareholders. For the six months ended June 30, 2005 (date of acquisition through the year ended June 30, 2005), purchases from Sammans totaled $5,370, and sales to Sammans totaled $17,365.

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

The ability of the company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending September 30, 2005, there is doubt about the Company's ability to continue as a going concern.

Management believes that its current available working capital, anticipated revenues, further planned reductions in operating expenses, and subsequent sales of stock and/or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from September 30, 2005.

NOTE 12: OTHER DEVELOPMENTS

InMarketing Acquisition

On August 10, 2005 we entered into a Letter of Intent to acquire 51% of InMarketing Group for an aggregate price of $2,000,000 under a Stock Purchase Agreement. No material relationship exists between the parties, other than in respect of the Agreement. The Purchase Price to be paid as follows: $1,000,000 to be paid in cash and $1,000,000 to be paid in the form of a Convertible Debenture. The purchase price will be adjusted on reasonable terms specified in the Definitive Agreement pursuant to a pro rata adjustment predicated on a profitable $11,000,000 in revenues for 2005 generated by the InMarketing subsidiary. We will have an option to purchase the remaining 49% of InMarketing as part of the agreement. This transaction is under final closing as of this filing. On August 15, 2005 we issued 500,000 common shares to the shareholders of InMarketing Group as a good faith non-refundable deposit towards the purchase price of InMarketing Group. This stock issuance was valued at $23,500 and is included in other assets at September 30, 2005. If we cannot come to a binding agreement with the shareholders of InMarketing Group regarding the purchase of their shares, we will expense the value of the shares that have been issued to them.

Capital Raise

On August 31, 2005, the Company, pursuant to a Securities Purchase Agreement of the same date, entered into Callable Secured Convertible Notes. Under the terms of the notes, the Company borrowed an aggregate of $1,500,000.00 from the Holders of the Notes. The Notes each bear a Maturity Date of August 31, 2008, with interest accruing on any unpaid principal at 9% per annum from the date the Notes were issued, until due and payable on the Maturity Date. Any unpaid amounts after that date bear an interest of 15% per annum. Interest is payable quarterly and shall commence at September 30, 2005. Holder has the right to convert any amounts due to Common Stock, at its discretion, at the conversion price, as set forth under the terms of the Notes. This transaction was filed under a Form 8-K on September 19, 2005 and is hereby incorporated by reference. The company issued 2,000,000 warrants to purchase common stock as part of the issuance of the Callable Secured Convertible Notes. The value of these warrants was determined to be $44,400 and recorded as a debt discount and amortized over the life of the notes.

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

On August 17, 2004, 13 million shares were issued to Anthony Welch.

Preferred Stock

We are authorized to issue up to 20,000,000 shares of Preferred Stock, par value $.0001. As of September 30, 2005, there were 1,500 shares of preferred stock issued and outstanding.

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

NOTE 14: LONG-TERM DEBT

Long-term debt consists of the following:                                                                                                                                                                                          September 30, 2005

Note payable to Kamel Yassin in the

Original amount of $400,000 bearing

Interest at a rate of 5% per annum will

Be due and payable on December 31,

2006                                                                                                                                                                                                                                                                              400,000

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

$5,742.46 including interest at 5.5%.

The loan is secured by the personal

Guarantee of the shareholders and a

mortgage on property owned by the

shareholders. The note will be fully

paid May, 2008.                                                                                                                                                                                                                                                          171,398

Note payable to BMW Financial in the

original amount of $20,741, payable

in monthly installments of $419.53

Including interest at 3.9%. The loan is

secured by transportation equipment. The

note will be fully paid May, 2008.                                                                                                                                                                                                                             13,850

                                                                                                                                                                                                                                                                                     985,248

Less: current portion                                                                                                                                                                                                                                                  65,362

                                                                                                                                                                                                                                                                                   $919,886

NOTE 15: INVENTORY LINE OF CREDIT

As of March 31, 2005, Sound City had a $750,000 Inventory Security Agreement with GE Capital. Under the Agreement the Company may apply to GE Capital for an extension of credit to purchase inventory. Advances are repaid without interest 90 days after the Company receives the funds. Late payments are subject to finance charges. GE Capital has a security interest in all Company assets. The amount due as of September 30, 2005 was $177,856 and is included in accounts payable.

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

NOTE 17: STOCK PURCHASE AGREEMENT

On January 24, 2005, the Company entered into a Stock Purchase Agreement with Sound City, Inc. The agreement is to purchase 51% of the issued and outstanding shares of common stock of Sound City, Inc. for an aggregate purchase price of $2,000,000 and to provide $700,000 in funding to Sound City, Inc. As part of the agreement, the Company also issued promissory notes in the amounts of $400,000 each to Kamel Yassin, President of Sound City and Mervet Yassin, CFO of Sound City. The promissory notes bear interest from the date of issuance at the rate of 5% per annum simple interest. Interest accrued to September 30, 2005 will be payable in full on September 30, 2005. Thereafter, interest accrued on the unpaid principal during the calendar quarter will be payable quarterly on the last day of each calendar quarter during the term of the note, with the first such quarterly interest payment being payable on September 30, 2005. The principal and accrued interest will be due and payable on December 31, 2006.

The following unaudited pro-forma financial information reflects the condensed consolidated results of operations of the Company as if the acquisition of Sound City, Inc had taken place on July 1, 2004.  The pro-forma financial information is not necessarily indicative of the results of operations had the transaction been effected on July 1, 2004.
For the Three Months Ended
September 30, (unaudited)
2005
Net sales	$1,904,523
Net income (loss)	(122,046)
Diluted (loss) earnings per common share	(0.02)

NOTE 18: EARNINGS PER SHARE

A reconciliation of weighted average shares outstanding, used to calculate basic loss per share, to weighted average shares outstanding assuming dilution, used to calculate diluted loss per share, follows:
	Quarter ended			Quarter ended
	September 30, 2005			September 30, 2004

	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income (Loss)	(758,177)			(12,261)
before preferred stock dividends
Less: preferred stock dividends	(47,465)			---

Basic EPS	(805,642)	23,210,522	(0.03)	(12,261)	7,755,914	NIL

Effect of dilutive securities	---			----

Diluted EPS	$ (805,642)	23,210,522	(0.03)	$ (12,261)	7,755,914	NIL

10,585,193 and 0 common equivalent shares have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

NOTE 19: COMMITMENTS AND CONTINGENCIES

Sound City guarantees the mortgage debt of Yassin & Company, LLC, a real estate holding company owned by the stockholders. The amount of outstanding mortgage debt at September 30, 2005 was $392,376.

In addition, Sound City also guarantees the mortgage debt of Kamel Yassin, President and Shareholder of Sound City, and Mervet Yassin, CFO and Shareholder of Sound City, on commercial property owned by them. The amount of outstanding mortgage at September 30, 2005 was approximately $348,000.

NOTE 20: ASSET ACQUISITION

 H-NET

On July 10, 2005, Modern Technology Corp. ("MOTG") entered into an Asset Purchase Agreement ("Agreement") with Anton Stephens, Dba H-NET ("Hnet"). No material relationship exists between the parties, other than in respect of the Agreement. Under the terms of the Agreement, MOTG agreed to purchase all of the rights, title and interest in, to certain assets owned by Hnet. In exchange for assets delineated under the Agreement, consisting of software, Hnet will receive $500,000 payable in the form of 350,000 shares of MOTG restricted common stock and a Convertible Debenture in the amount of $400,000 payable to Anton Stephens. This transaction was filed under a Form 8-K on August 2, 2005 and is hereby incorporated by reference. MOTG has recorded $500,000 as software on the balance sheet at September 30, 2005 as a result of this asset acquisition. It is estimated that the software has a 5 year life and is being amortized ratably over its estimated useful life.

H-NET has no revenue at present and is not expected to have any revenue for the following nine months. It is anticipated that H-NET assets will be fully developed and revenue producing within the next twelve months.

NOTE 21: CONVERTIBLE NOTES

Secured convertible notes payable to AJW Offshore, Ltd, AJW
Qualified Partners, LLC, AJW Partners, LLC and New Millennium
Capital Partners II, LLC in the amount of $2,000,000.
The notes were issued with Warrants to purchase 3,000,000
shares of our common stock. The secured conversion notes bear interest at 8% mature January 24, 2007 and are convertible into
Modern common stock.		$2,000,000

Less conversions		(318,582)

TOTAL		$1,681,418

NOTE 22: MORTGAGE PAYABLE
Mortgages payable consists of the following:
	September 30
	2005
Mortgage payable to Valley National Bank
in the amount of $535,000 payable in monthly
installments of $4,993.21 including interest
at 5.5%. Pursuant to the loan agreement the
interest rate may change November 1, 2008.
The loan is secured by Sound City's guarantee
and the personal guarantee of the members of
Yassin & Company and a mortgage on property
owned by the members. The note will be paid
on November 1, 2009.	$392,376

Less current portion	$(37,000)

	$355,376

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

Results of Operations:

During the three months ended September 30, 2005, the Registrant had net loss applicable to common shareholders of $805,642, as compared with $12,261 for the three months ended September 30, 2004.

For the three months ended September 30, 2005, the Registrant had total gross margin of $369,546 as compared with total revenues of $6,784 for the three months period ended September 30, 2004.

The net loss for the three months ended September 30, 2005 is attributable primarily to expenses incurred as part of our reorganization efforts and activities related to locating and securing new portfolio companies.

During the three months ended September 30, 2005, expenses amounted to $1,127,723, attributable mainly to general and administrative expenses of $671,145, officers' salaries of $375,570, interest expenses of $81,008 and preferred stock dividends of $47,465. For the three months ended September 30, 2004, expenses amounted to $19,045 consisting of general and administrative expenses of $13,045 and officers' salaries of $6,000. General and administrative expenses for the three months ended September 30, 2004 can be attributed primarily to legal and accounting fees.

Liquidity and Capital Resources

The cash and cash equivalent balance of the Registrant was $1,161,688 and $190,963 as of September 30, 2005 and June 30, 2005, respectively.

The Company has incurred substantial losses through September 30, 2005. Until such time that the Company's products and services can be successfully marketed, the Company will continue to need to fulfill working capital requirements through the sale of stock and/or the issuance of debt. The inability of the Company to continue its operations as a going concern would impact the recoverability and classification of recorded asset amounts.

The ability of the company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending September 30, 2005, there is doubt about the Company's ability to continue as a going concern.

Management believes that its current available working capital, anticipated revenues, further planned reductions in operating expenses, and subsequent sales of stock and/or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from September 30, 2005.

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

*                                         Filed herewith.

b.                                      Reports on Form 8-K:

 On August 2, 2005, the Company filed a Current Report on Form 8-K.

On November 19, 2005, the Company filed a Current Report on Form 8-K.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERN TECHNOLOGY CORP.

By:
Dated: ________________________		Anthony K. Welch Chairman and Chief Executive Officer

By:
Dated: ________________________		Robert Church Director and Chief Accounting Officer