Form 10QSB
period 2005-12-31
MODERN TECHNOLOGY CORP
filed 2006-02-24
CIK 711422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2005
Common stock, $0.001 par value	50,315,631

MODERN TECHNOLOGY CORP.

Table of Contents

Item 1. Consolidated Financial Statements (unaudited)

PART I - FINANCIAL INFORMATION

MODERN TECHNOLOGY CORP

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

Sound City accounts were properly included in the consolidated financial statements for the six months ended December 31, 2005. These financial statements do not reflect the operations of the company's newly acquired 51% owned subsidiary, InMarketing Group Inc.(IMG) IMG was acquired on December 20, 2005 and only the estimated fair market value of the assets and liabilities of IMG are included in the balance sheet at December 31, 2005 due to the timing of the acquisition. IMG operations will be included in the company's consolidated statement of operations beginning with the quarter ended March 31, 2006.

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

Depreciation expense for the six months ended December 31,was $20,884 and $0 for 2005 and 2004, respectively.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" (revised December 2003) - an interpretation of ARB No. 51.  A variable interest entity ("VIE") is one where the contractual or ownership interest in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. Sound City leases a facility from a Limited Liability Company ("LCC") owned by the minority shareholders.  Under FIN 46R, the LLC is a VIE and the Company has consolidated the LLC in its consolidated financial statements.  The consolidation of this VIE has added $606,497 of assets and $382,808 of liabilities to our consolidated balance sheet as of December 31, 2005.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense for the six months ended December 31, 2005 was $72,260.00

SHIPPING AND HANDLING COSTS

Amounts billed to customers for shipping costs resulting from a sales transaction are included in Revenues while costs incurred by the Company for shipping and handling are included in cost of goods sold.

INTERIM REPORTING

The accompanying unaudited consolidated financial statements for the six months ended December 31, 2005 and December 31, 2004, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included.  Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation.  Operating results for the six months ended December 31, 2005 are not necessarily indicative of the results for the full fiscal year.

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

On January 24, 2005, the Company entered into a Purchase Agreement whereby we purchased a $1,500,000 DeMarco Convertible Debenture. The Company follows SFAS No. 115 and has considered these securities to be trading securities. During the quarter ended September 30, 2005 the Company converted approximately $11,000 of DeMarco Convertible Debenture into 3,200,000 shares of DeMarco common stock.

NOTE 5:  INVESTMENT EQUITY SECURITIES (AT COST)

As of June 30, 2004, the Company wrote off $1,431 of Daine Common Stock investment of 360,000 restricted shares to realized loss when Daine declared bankruptcy. As of June 30, 2004, all shares of Pharmavet were returned and cancelled. The costs of these shares ($5,000) were credited against Deferred Registration costs. The Company has established a valuation allowance of $100,000 against its investment in Interactive Medicine Inc. to reflect the uncertainty of the fair market value of the investment. The net investment value in Interactive Medicine Inc. is zero as of December 31, 2005.

NOTE 6:  STOCK BASED COMPENSATION

During the 12 months ended June 30, 2005, the Company issued 2,067,000 shares of Modern Technology Corp. Common Stock for legal and consulting services rendered or to be rendered in the coming year. During the quarter ended December 31, 2005, the Company issued 1,100,000 shares of common stock for various consulting services. $535,696 and $97,740 was shown as Deferred Compensation in the equity section of the balance sheet at December 31, 2005 and December 31,2004, respectively. The amount expensed in the quarter ended December 31, 2005 was $52,358 as a result of all deferred compensation plans. During the twelve months ended June 30, 2005, the Company issued 13,000,000 shares of Common Stock to Anthony Welch pursuant to the Reorganization Agreement. The compensation portion of this agreement was valued at $1,300 and charged to expense. All stock based compensation is accounted for in accordance with SFAS No. 123.

NOTE 7:  INCOME TAX EXPENSE (BENEFIT)

The provision for income taxes is comprised of the following:

                                                                12/31/05                  12/31/04

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

The provision for income taxes differs form the amount computed by applying the statutory federal income rate as follows:

                                                                               12/31/05                     12/31//04

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

                                                         12/31/05                     6/30/05

Deferred tax assets:

        Net operating loss

        Carryforwards                      $293,231                      $293,231

        Gross deferred tax assets     293,231                    293,231

        Valuation allowance            (293,231)                    (293,231)

              Net deferred tax assets   $----0----                     $----0----

The net operating loss of approximately $1,960,000 begins to expire in the year ended June 30, 2024. The tax benefits have been fully reserved due to a lack of consistent operating profitability and substantial losses.

NOTE 8: POSTRETIREMENT BENEFITS

The Company does not maintain any employee benefits currently. The Company does not maintain a plan for any Postretirement employee benefits; therefore, no provision was made under FAS's 106 and 112.

NOTE 9: RELATED PARTY TRANSACTIONS

Robert Church, our CFO, is also a Partner of Church, Devoe & Associates to which we expensed $ 33,000.00 in accounting fees during the six months ended December 31, 2005.

Our principal office at 1420 N. Lamar Blvd., Oxford, Mississippi 38655 is provided to us at no charge by Mr. Church, our CFO and Director.  We lease 1,500 square feet of executive and administrative offices at 1237 State Rd 30 E, Oxford MS 38655, for $850.00 per month from Mr. Welch, our CEO.  During the six months ended December 31, 2005, we expensed $84,000 in consulting fees paid to Anthony Welch.

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

Rent expense under this related party lease for the three months ended December 31, 2005 totaled $2,550.00. Future minimum annual rent payable to the minority shareholders of our Sound City, Inc. subsidiary is as follows:

2006                                            192,000

2007                                            197,760

2008                                            203,693

2009                                            209,804

Thereafter                               1,147,292

                                              $ 1,950,549

At December 31, 2005, Sound City had a Demand Promissory Note (the "Note") payable to its shareholders in the amount of $ 1,122,379. The note is unsecured, subordinated, non-interest bearing and is payable upon demand. Sound City also had loans payable to related parties in the amount of $91,314. These loans are unsecured, subordinated, non-interest bearing and are payable demand. The loans payable to related parties are classified as non-current in the Balance Sheet at December 31, 2005, because repayment is not anticipated during the next year.

In the normal course of business, Sound City purchases from and sells to Sammans Electronics Inc (Sammans). Sammans is owned by a relative of Sound City's shareholders. For the six months ended December 31, 2005 , purchases from Sammans totaled $9,986, and sales to Sammans totaled $27,308.

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

The ability of the company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending December 31, 2005, there is doubt about the Company's ability to continue as a going concern.

Management believes that its current available working capital, anticipated revenues, further planned reductions in operating expenses, and subsequent sales of stock and/or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from December 31, 2005.

NOTE 12: OTHER DEVELOPMENTS

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

INmarketing

On December 20, 2005, the Company entered into and completed a Stock Purchase Agreement (the "Agreement") with David Weiss and Andrew Perlmutter ("Sellers"). Under the terms of the agreement, the company purchased 51% of the issued and outstanding shares of InMarketing Group, Inc. Under the terms of the Agreement, the Company paid to Sellers $1,000,000 in cash and $1,210,000 in the form of Series B Convertible Stock of the company. The company received 51 shares of InMarketing, which represents 51% of the issued and outstanding stock. The option to purchase an additional amount of shares equally to 49% of the issued and outstanding stock. The option to purchase additional shares of stock expires December 19, 2007. As a result of the acquisition of InMarketing Group Inc., the company recorded the following:

The following table summarizes the components of the total purchase price and the preliminary allocation as of the date of acquisition:

In accordance with SFAS No. 142, goodwill will not be amortized and will be tested for impairment at least annually.

The following adjustments have been reflected in the balance sheet.

(a) To reflect the purchase price and the elimination of previous owners' shareholders' equity

Capital Raise

On August 31, 2005, the Company, pursuant to a Securities Purchase Agreement of the same date, entered into Callable Secured Convertible Notes. Under the terms of the notes, the Company borrowed an aggregate of $1,500,000.00 from the Holders of the Notes. The Notes each bear a Maturity Date of August 31, 2008, with interest accruing on any unpaid principal at 9% per annum from the date the Notes were issued, until due and payable on the Maturity Date. Any unpaid amounts after that date bear an interest of 15% per annum. Interest is payable quarterly and shall commence at December 31, 2005. Holder has the right to convert any amounts due to Common Stock, at its discretion, at the conversion price, as set forth under the terms of the Notes. This transaction was filed under a Form 8-K on September 19, 2005 and is hereby incorporated by reference. The company issued 2,000,000 warrants to purchase common stock as part of the issuance of the Callable Secured Convertible Notes. The value of these warrants was determined to be $44,400 and recorded as a debt discount and amortized over the life of the notes.

On December 16, 2005, the Company, pursuant to a Securities Purchase Agreement of the same date, entered into Callable Secured Convertible Notes. Under the terms of the notes, the Company borrowed an aggregate of $700,000 from the Holders of the notes. The notes each bear a maturity date of December 16, 2008, with interest accruing on any unpaid principal at 9% per annum from the date the Notes were issued, until due and payable on the Maturity date. Any unpaid amounts after that date earn an interest of 15% per annum. Interest is payable quarterly and shall commence at December 31, 2005. Holder has the right to convert any amounts due to Common Stock, at its discretion, at the conversion price, as set forth under the terms of the Notes.

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

On August 17, 2004, 13 million shares were issued to Anthony Welch.

Preferred Stock

We are authorized to issue up to 20,000,000 shares of Preferred Stock, par value $.0001. As of December 31, 2005, there were 1,500 shares of preferred stock issued and outstanding.

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

NOTE 14: LONG-TERM DEBT

Long-term debt consists of the following:                                                                                                                                                                              December 31, 2005

Note payable to Kamel Yassin in the

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

$5,742.46 including interest at 5.5%.

The loan is secured by the personal

Guarantee of the shareholders and a

mortgage on property owned by the

shareholders. The note will be fully

paid May, 2008.                                                                                                                                                                                                                                        154,215

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

Note payable to Renasant Bank in the

Original amount of $38,334, payable in

Monthly installments of $726.91 including

Interest at 4.53% for 48 months. The loan

Is secured by a Modern Certificate of Deposit

In the amount of $40,000                                                                                                                                                                                                                         34,934

                                                                                                                                                                                                                                                               1,002,999

Less: current portion                                                                                                                                                                                                                               65,362

                                                                                                                                                                                                                                                                $937,637

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

On August 31, 2005, the Company, pursuant to a Securities Purchase Agreement of the same date, entered into Callable Secured Convertible Notes. Under the terms of the notes, the Company borrowed an aggregate of $1,500,000.00 from the Holders of the Notes. The Notes each bear a Maturity Date of August 31, 2008, with interest accruing on any unpaid principal at 9% per annum from the date the Notes were issued, until due and payable on the Maturity Date. Any unpaid amounts after that date bear an interest of 15% per annum. Interest is payable quarterly and shall commence at December 31, 2005. Holder has the right to convert any amounts due to Common Stock, at its discretion, at the conversion price, as set forth under the terms of the Notes. This transaction was filed under a Form 8-K on September 19, 2005 and is hereby incorporated by reference. The company issued 2,000,000 warrants to purchase common stock as part of the issuance of the Callable Secured Convertible Notes. The value of these warrants was determined to be $44,400 and recorded as a debt discount and amortized over the life of the notes.

On December 16, 2005, the Company, pursuant to a Securities Purchase Agreement of the same date, entered into Callable Secured Convertible Notes. Under the terms of the notes, the Company borrowed an aggregate of $700,000 from the Holders of the notes. The notes each bear a maturity date of December 16, 2008, with interest accruing on any unpaid principal at 9% per annum from the date the Notes were issued, until due and payable on the Maturity date. Any unpaid amounts after that date earn an interest of 15% per annum. Interest is payable quarterly and shall commence at December 31, 2005. Holder has the right to convert any amounts due to Common Stock, at its discretion, at the conversion price, as set forth under the terms of the Notes.

NOTE 17: STOCK PURCHASE AGREEMENT

On January 24, 2005, the Company entered into a Stock Purchase Agreement with Sound City, Inc. The agreement is to purchase 51% of the issued and outstanding shares of common stock of Sound City, Inc. for an aggregate purchase price of $2,000,000 and to provide $700,000 in funding to Sound City, Inc. As part of the agreement, the Company also issued promissory notes in the amounts of $400,000 each to Kamel Yassin, President of Sound City and Mervet Yassin, CFO of Sound City. The promissory notes bear interest from the date of issuance at the rate of 5% per annum simple interest. Interest accrued to December 31, 2005 will be payable in full on December 31, 2005. Thereafter, interest accrued on the unpaid principal during the calendar quarter will be payable quarterly on the last day of each calendar quarter during the term of the note, with the first such quarterly interest payment being payable on September 30, 2005. The principal and accrued interest will be due and payable on December 31, 2006.

On December 20, 2005, the Company entered into and completed a Stock Purchase Agreement (the "Agreement") with David Weiss and Andrew Perlmutter ("Sellers"). Under the terms of the agreement, the company purchased 51% of the issued and outstanding shares of InMarketing Group, Inc. Under the terms of the Agreement, the Company paid to Sellers $1,000,000 in cash and $1,210,000 in the form of Series B Convertible Stock of the company. The company received 51 shares of InMarketing, which represents 51% of the issued and outstanding stock. The option to purchase an additional amount of shares equally to 49% of the issued and outstanding stock. The option to purchase additional shares of stock expires December 19, 2007.

NOTE 18: EARNINGS PER SHARE

A reconciliation of weighted average shares outstanding, used to calculate basic loss per share, to weighted average shares outstanding assuming dilution, used to calculate diluted loss per share, follows:

10,585,193 and 0 common equivalent shares have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

NOTE 19: COMMITMENTS AND CONTINGENCIES

Sound City guarantees the mortgage debt of Yassin & Company, LLC, a real estate holding company owned by the stockholders. The amount of outstanding mortgage debt at December 31, 2005 was $154,215.

In addition, Sound City also guarantees the mortgage debt of Kamel Yassin, President and Shareholder of Sound City, and Mervet Yassin, CFO and Shareholder of Sound City, on commercial property owned by them. The amount of outstanding mortgage at December 31, 2005 was approximately $382,000.

As part of our InMarketing Group, Inc. acquisition (see Note 12), we are obligated to issue the sellers $1,210,000 in the form of series B convertible preferred stock of the Company.  As of December 31, 2005, this preferred stock had not been created.

NOTE 20: ASSET ACQUISITION

 H-NET

On July 10, 2005, Modern Technology Corp. ("MOTG") entered into an Asset Purchase Agreement ("Agreement") with Anton Stephens, Dba H-NET ("Hnet"). No material relationship exists between the parties, other than in respect of the Agreement. Under the terms of the Agreement, MOTG agreed to purchase all of the rights, title and interest in, to certain assets owned by Hnet. In exchange for assets delineated under the Agreement, consisting of software, Hnet will receive $500,000 payable in the form of 350,000 shares of MOTG restricted common stock and a Convertible Debenture in the amount of $400,000 payable to Anton Stephens. This transaction was filed under a Form 8-K on August 2, 2005 and is hereby incorporated by reference. MOTG has recorded $500,000 as software on the balance sheet at September 30, 2005 as a result of this asset acquisition. It is estimated that the software has a 5-year life and is being amortized ratably over its estimated useful life.

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
Modern common stock.		$2,000,000

Less conversions		(789,381)

TOTAL		$1,210,619

Secured convertible notes payable to AJW Offshore, Ltd, AJW
Qualified Partners, LLC, AJW Partners, LLC and New Millennium
Capital Partners II, LLC in the amount of $700,000. The secured notes bear interest at 9% and mature December 16, 2008 and are
convertible into Modern stock		$700,000

Less Conversions		0

TOTAL		$700,000

Secured convertible notes payable to AJW Offshore, Ltd, AJW
Qualified Partners, LLC, AJW Partners, LLC and New Millenium
Capital Partners II, LLC in the amount of $1,500,000. The secured notes bear interest at 9%, mature 8/31/2007 and are convertible into
Modern stock.		$1,500,000

Less Conversions		0

TOTAL		$1,500,000

Convertible note payable to Anton Stevens for the purchase of
HNET Software.		$400,000

Less Conversions		0

TOTAL		$400,000

Additional note payable to Anton Stephens for the purchase
Of HNET software, payable only in shares of Modern stock		$ 100,000

TOTAL		$ 100,000

NOTE 22: MORTGAGE PAYABLE
Mortgages payable consists of the following:
	December 31
	2005
Mortgage payable to Valley National Bank
in the amount of $535,000 payable in monthly
installments of $4,993.21 including interest
at 5.5%. Pursuant to the loan agreement the
interest rate may change November 1, 2008.
The loan is secured by Sound City's guarantee
and the personal guarantee of the members of
Yassin & Company and a mortgage on property
owned by the members. The note will be paid
on November 1, 2009.	$168,065

Less current portion	$(37,000)

	$131,065

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Quarterly Report on Form 10-QSB. We received a letter from our auditor citing a material weakness in our internal accounting procedures and controls. Since receipt of this letter we have improve and corrected our accounting procedures and controls through the following measures: Increased education in accounting rules and requirements arising from the new accounting requirements created through our acquisition activity, formal written procedures for monthly accounting consolidation from our subsidiaries, advance drafting of SEC reports, and allocation of operational resources to verify procedures are being followed and required information has been obtained from all subsidiaries. Since our corrective measures , we believe there are no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken in this quarter. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

INmarketing Group

INmarketing is an Incentive Marketing Company creates and administers customized programs specifically designed to motivate and recognize corporate  and client personnel for increased business related performances and rewards achievement with selections of merchandise, services and travel opportunities. INmarketing operates a web site at the following address: http://www.inmarketinggroup.com

On December 20, 2005, the Company entered into a Stock Purchase Agreement with David Weiss and Andrew Perlmutter ("Sellers"). Under the terms of the Stock Purchase Agreement, the company purchased 51% of the issued and outstanding stock of InMarketing Group, Inc, a corporation organized and existing under the laws of New Jersey, with an option to purchase an additional 49% of the outstanding stock.

On December 20, 2005, the Company entered into and completed a Stock Purchase Agreement (the "Agreement") with David Weiss and Andrew Perlmutter ("Sellers"). Under the terms of the agreement, the company purchased 51% of the issued and outstanding shares of InMarketing Group, Inc. Under the terms of the Agreement, the Company paid to Sellers $1,000,000 in cash and $1,210,000 in the form of Series B Convertible Stock of the company. The company received 51 shares of InMarketing, which represents 51% of the issued and outstanding stock. The option to purchase an additional amount of shares equally to 49% of the issued and outstanding stock. The option to purchase additional shares of stock expires December 19, 2007.

H-NET

H.NET is a global digital solutions provider for the Vision and Health Care industry. With its multi-service Internet portal, web hosting services, business applications services and Internet-based transaction processing services, H-Net provides products and services to hospitals, clinics, retail opticians, chains home offices, Optometrists, Opthalmogists and Optical Laboratories. For More information about H-Net visit www.h-net.net.

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

DeMarco Energy Systems of America, Inc.

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

Results of Operations:

For the six months ended December 31, 2005, the Registrant had total gross revenues of $3,120,624 as compared with total revenues of $0 for the six months period ended December 31, 2004.

For the six months ended December 31, 2005, the Registrant had gross margin of $908,633 as compared with $16,961 for the six months period ended December 31, 2004.

During the six months ended December 31, 2005, the Registrant had net loss applicable to common shareholders of $1,361,916, as compared with $96,897 for the six months ended December 31, 2004.

The net loss for the six months ended December 31, 2005 is attributable primarily to expenses incurred as part of our acquisition efforts and activities related to locating and securing new portfolio companies.

During the six months ended December 31, 2005, expenses amounted to $2,276,806, attributable mainly to general and administrative expenses of $1,292,465, officers' salaries of $92,700, other salaries of $674,381, net interest expenses of $95,225 and preferred stock dividends of $122,035. For the six months ended December 31, 2004, expenses amounted to $113,858 consisting of general and administrative expenses of $99,858 and officers' salaries of $14,000. General and administrative expenses for the six months ended December 31, 2004 can be attributed primarily to legal and accounting fees.

Liquidity and Capital Resources

The cash and cash equivalent balance of the Registrant was $731,517 and $ (8,123) as of December 31, 2005 and December 31,2004, respectively.

The Company has incurred substantial losses through December 31, 2005. Until such time that the Company's products and services can be successfully marketed, the Company will continue to need to fulfill working capital requirements through the sale of stock and/or the issuance of debt. The inability of the Company to continue its operations as a going concern would impact the recoverability and classification of recorded asset amounts.

The ability of the company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending December 31, 2005, there is doubt about the Company's ability to continue as a going concern.

Management believes that its current available working capital, anticipated revenues, further planned reductions in operating expenses, and subsequent sales of stock and/or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from December 31, 2005.

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

MODERN TECHNOLOGY CORP.

	By:	/s/ Anthony K. Welch
Dated: February 23, 2006		Anthony K. Welch Chairman and Chief Executive Officer

	By:	/s/ Robert Church
Dated: February 23, 2006		Robert Church Director and Chief Accounting Officer