Form 10QSB
period 2006-03-31
MODERN TECHNOLOGY CORP
filed 2006-06-09
CIK 711422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2006
Common stock, $0.001 par value	69,259,230

MODERN TECHNOLOGY CORP.

Table of Contents

2

Item 1. Consolidated Financial Statements (unaudited)

PART I -- FINANCIAL INFORMATION

MODERN TECHNOLOGY CORP.

Consolidated Balance Sheet

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

MODERN TECHNOLOGY CORP.

Consolidated Statements of Cash Flows

(unaudited)

The accompanying notes are an integral part of these consolidated financial statements

MODERN TECHNOLOGY CORP

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

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

Sound City accounts were properly included in the consolidated financial statements for the nine months ended March 31, 2006.

On December 20, 2005, the Company purchased 51% of InMarketing Group for $1,000,000 in cash and $1,210,000 in the form of Series B Convertible stock of the Company, with an option to acquire the remaining 49%. The option is valid through December 19, 2007.

In accordance with SFAS No. 141, Business Combinations ("SFAS No. 141"), the total purchase price was allocated to the tangible and intangible assets of InMarketing Group based upon their estimated fair values at the acquisition date with the excess purchase price allocated to goodwill. The purchase accounting adjustments made are based upon currently available information.  Accordingly, the actual adjustment recorded in connection with the final purchase price allocation may be updated according to SFAS No. 141, and any such changes may be material.

InMarketing Group accounts for the period January 1, 2006 through March 31, 2006 were properly included in the consolidated financial statements for the nine months ended March 31, 2006.

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

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or market (net realized value) and consists principally of finished goods.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation of property and equipment is provided using straight-line and accelerated methods. The estimated useful lives are as follows:

Years

Furniture, fixtures and equipment           5 - 7

Transportation equipment                        5

Leasehold improvements                        8 - 10

Buildings                                                     39

Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation expense for the nine months ended March 31, was $36,192 and $7,567 for 2006 and 2005, respectively.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" (revised December 2003) - an interpretation of ARB No. 51.  A variable interest entity ("VIE") is one where the contractual or ownership interest in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. Sound City leases a facility from a Limited Liability Company ("LCC") owned by the minority shareholders.  The term of this lease is 10 years, commencing on July 1, 2004 and ending June 30, 2014. Under FIN 46R, the LLC is a VIE and the Company has consolidated the LLC in its consolidated financial statements.  The consolidation of this VIE has added $597,920 of assets and $369,824 of liabilities to our consolidated balance sheet as of March 31, 2006.

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

Revenues associated with rewards programs are recorded when the customer is entitled to utilize such rewards. The Company simultaneously records the costs of these rewards. Rewards can be used by customers for one year. After one year, unused rewards are recorded as revenue.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense for the three months and nine months ended March 31, 2006 was $(2,987) and $69,273.00.

SHIPPING AND HANDLING COSTS

Amounts billed to customers for shipping costs resulting from a sales transaction are included in Revenues, while costs incurred by the Company for shipping and handling are included in cost of goods sold.

INTERIM REPORTING

The accompanying unaudited consolidated financial statements for the nine months ended March 31, 2006 and March 31, 2005, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included.  Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation.  Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results for the full fiscal year.

NOTE 3:  CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company does not require collateral or other security to support customer receivables of rewards programs. The exposure to credit risk associated with the nonperformance of customers in fulfilling their contractual obligations can be directly impacted by a decline in economic or industry conditions, which could impair the customer's ability to satisfy its obligations. Credit procedures have been established whereby detailed analyses are performed to control the granting of credit to high-risk customers of rewards programs.

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

On January 24, 2005, the Company entered into a Purchase Agreement whereby we purchased a $1,500,000 DeMarco Convertible Debenture. The Company follows SFAS No. 115 and has considered these securities to be trading securities. During the quarter ended September 30, 2005 the Company converted approximately $11,000 of DeMarco Convertible Debenture into 3,200,000 shares of DeMarco common stock. On January 24, 2006 we sold these debentures to Shield Investments, Inc. for a purchase price of $500,000, payable in a promissory note bearing 5% annual interest and a term of 5 years.

NOTE 5:  INVESTMENT EQUITY SECURITIES (AT COST)

As of June 30, 2004, the Company wrote off $1,431 of Daine Common Stock investment of 360,000 restricted shares to realized loss when Daine declared bankruptcy. As of June 30, 2004, all shares of Pharmavet were returned and cancelled. The costs of these shares ($5,000) were credited against Deferred Registration costs. The Company has established a valuation allowance of $100,000 against its investment in Interactive Medicine Inc. to reflect the uncertainty of the fair market value of the investment. The net investment value in Interactive Medicine Inc. is zero as of March 31, 2006.

NOTE 6:  STOCK BASED COMPENSATION

During the 12 months ended June 30, 2005, the Company issued 2,067,000 shares of Modern Technology Corp. Common Stock for legal and consulting services rendered or to be rendered in the coming year. During the three months ended March 31, 2006, the Company issued 875,000 shares of common stock for various consulting services. During the 9 months ended March 31, 2006, the Company issued 3,965,000 shares for consulting services. $142,634 was shown as Deferred Compensation in the equity section of the balance sheet at March 31, 2006. The amount expensed in the three months and nine months ended March 31, 2006 was $157,469 and $475,448 respectively, as a result of all deferred compensation plans. During the twelve months ended June 30, 2005, the Company issued 13,000,000 shares of Common Stock to Anthony Welch pursuant to the Reorganization Agreement. The compensation portion of this agreement was valued at $1,300 and charged to expense. All stock based compensation is accounted for in accordance with SFAS No. 123.

NOTE 7:  INCOME TAX EXPENSE (BENEFIT)

The provision for income taxes is comprised of the following:

                                                                03/31/06                  03/31/05

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

The provision for income taxes differs form the amount computed by applying the statutory federal income rate as follows:

                                                                               03/31/06                     03/31/05

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

The tax effects of significant temporary differences, which comprise the deferred tax assets, are as follows:

                                                         03/31/2006                     6/30/05

Deferred tax assets:

        Net operating loss

        Carryforwards                      $ 2,317,635                      $293,231

        Gross deferred tax assets     2,317,635                    293,231

        Valuation allowance          2,317,635                    (293,231)

              Net deferred tax assets   $----0----                     $----0----

The net operating loss of approximately $6,229,940 begins to expire in the year ended June 30, 2025. The tax benefits have been fully reserved due to a lack of consistent operating profitability and substantial losses.

NOTE 8: POSTRETIREMENT BENEFITS

The Company does not maintain any employee benefits currently. The Company does not maintain a plan for any Postretirement employee benefits; therefore, no provision was made under FAS's 106 and 112.

NOTE 9: RELATED PARTY TRANSACTIONS

Robert Church, our CFO, is also a Partner of Church, Devoe & Associates to which we expensed $0 in accounting fees during the three months ended March 31, 2006 and $43,314.59 during the nine months ended March 31, 2006.

Our principal office at 1420 N. Lamar Blvd., Oxford, Mississippi 38655 is provided to us at no charge by Mr. Church, our CFO and Director.  We lease 1,500 square feet of executive and administrative offices at 1237 State Rd 30 E, Oxford MS 38655, for $850.00 per month from Mr. Welch, our CEO. Under the terms of this lease, we are responsible for payment of all utilities furnished to the premises, as well as expenses for maintenance and repairs.

During the three months and nine months ended March 31, 2006, we expensed $163,500 and $247,500, respectively, in consulting fees paid to Anthony Welch and $21,000 and $54,000, respectively, in consulting fees paid to Robert Church.

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

Rent expense under this related party lease for the three months and nine months ended March 31, 2006 totaled $48,000.00 and $132,000. Future minimum annual rent payable to the minority shareholders of our Sound City Inc subsidiary is as follows:

2006                                            192,000

2007                                            197,760

2008                                            203,693

2009                                            209,804

Thereafter                               1,147,292

                                              $ 1,950,549

At March 31, 2006, Sound City had a Demand Promissory Note (the "Note") payable to its shareholders in the amount of $ 1,121,422. The note is unsecured, subordinated, non-interest bearing and is payable upon demand. Sound City also had loans payable to related parties in the amount of $91,314. These loans are unsecured, subordinated, non-interest bearing and are payable demand. The loans payable to related parties are classified as non-current in the Balance Sheet at March 31,2006, because repayment is not anticipated during the next year.

In the normal course of business, Sound City purchases from, and sells to Sammans Electronics Inc (Sammans). Sammans is owned by a relative of Sound City's shareholders. For the three months and nine months ended March 31, 2006, purchases from Sammans totaled $0 and $9,986.40, and sales to Sammans totaled 27,308 and $47,893.40 respectively.

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

The ability of the company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending March 31, 2006, there is doubt about the Company's ability to continue as a going concern.

Management believes that its current available working capital, anticipated revenues, further planned reductions in operating expenses, and subsequent sales of stock and/or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from March 31, 2006.

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

INmarketing

On December 20, 2005, the Company entered into and completed a Stock Purchase Agreement (the "Agreement") with David Weiss and Andrew Perlmutter ("Sellers"). Under the terms of the agreement, the company purchased 51% of the issued and outstanding shares of InMarketing Group, Inc. Under the terms of the Agreement, the Company paid to Sellers $1,000,000 in cash and $1,210,000 in the form of Series B Convertible Stock of the company. The company purchased 51 shares of InMarketing, which represents 51% of the issued and outstanding stock, with an option to purchase the additional 49%.. The option to purchase additional shares of stock expires on December 19, 2007. As a result of the acquisition of InMarketing Group Inc., the company recorded the following:

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

(a) To reflect the purchase price and the elimination of previous owners' shareholders' equity

The following unaudited pro-forma financial information reflects the condensed consolidated result of operations of the Company as if the acquisition had taken place on July 1, 2004. The pro-forma financial information is not necessarily indicative of the results of operations had the transaction taken been effected on July 1, 2004.

                                                                                    For the 9 months ended

                                                                                March 31,2006                 March 31, 2005

Net sales                                                                 $ 13,386,590                       $ 9,273,599

Net Income (loss)                                                     (5,675,691)                           (526,501)

Diluted (loss) earnings per common share                     (.14)                                   (.04)

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

On March 27, 2006, the Company, pursuant to a Securities Purchase Agreement of the same date, entered into Callable Secured Convertible Notes. Under the terms of the notes, the Company borrowed an aggregate of $350,000 from the Holders of the notes. The notes each bear a maturity date of March 27, 2009, with interest accruing on any unpaid principal at 6% per annum from the date the notes were issued, until due and payable on the Maturity date. Any unpaid amounts after that date earn an interest of 15% per annum. Interest is payable quarterly and shall commence at June 30, 2006. Holder has the right to convert any amounts due to Common Stock, at its discretion, at the conversion price, as set forth under the terms of the Notes. The Company issued 20,000,000 warrants to purchase common stock as part of the issuance of the Callable Secured Convertible Notes.

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

On August 17, 2004, 13 million shares were issued to Anthony Welch.

Preferred Stock

We are authorized to issue up to 20,000,000 shares of Preferred Stock, par value $.0001. As of March 31, 2006, there were 1,500 shares of preferred stock issued and outstanding.

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

SERIES B CONVERTIBLE PREFERRED STOCK

As part of our acquisition of InMarketing Group we agreed to issue to the sellers 1,210,000 shares of Series B convertible preferred stock at $1 per share. Each share of Series B convertible preferred stock is convertible into a number of shares of our common stock according to the following calculation: 60% multiplied by the "Market Price" (the average of the three lowest intraday trading prices for the common stock on a principle market for the 20 trading days before but not including the conversion date).

The holders of the Series B convertible preferred stock are entitled to receive, when, if and as declared by the Board of Directors, cumulative dividends in the amount of four percent (4%) per annum, payable quarterly in arrears. As of March 31, 2006 these series B preferred shares had not been issued.

NOTE 14: LONG-TERM AND SHORT-TERM DEBT

Long-term debt consists of the following:                                                                                                      March 31, 2006

 Note payable to Valley National Bank

in the original amount of $300,000,

payable in monthly installments of

$5,742.46 including interest at 5.5%.

The loan is secured by the personal

Guarantee of the shareholders and a

mortgage on property owned by the

shareholders. The note will be fully

paid May, 2008.                                                                                                                                                           141,387

Note payable to BMW Financial in the

original amount of $20,741, payable

in monthly installments of $419.53

Including interest at 3.9%. The loan is

secured by transportation equipment. The

note will be fully paid May, 2008.                                                                                                                             11,575

Note payable to Renasant Bank in the

Original amount of $38,334, payable in

Monthly installments of $726.91 including

Interest at 4.53% for 48 months. The loan

Is secured by a Modern Certificate of Deposit

In the amount of $40,000                                                                                                                                          33,134

                                                                                                                                                                                    186,096

Less: current portion                                                                                                                                                 74,635

                                                                                                                                                                                  $111,461

Short-term debt consists of the following:

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

                                                                                                                                                                               $800,000

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

The DeMarco convertible debenture is fully matured and bears interest at a rate of 10% per annum with interest payments due quarterly. Modern has the option to convert any unpaid principal into shares of DeMarco common stock at any time after the original issue date. We sold this debenture on January 24, 2006 for a purchase price of $500,000.

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

On March 27, 2006, the Company, pursuant to a Securities Purchase Agreement of the same date, entered into Callable Secured Convertible Notes. Under the terms of the notes, the Company borrowed an aggregate of $350,000 from the Holders of the notes. The notes each bear a maturity date of March 27, 2009, with interest accruing on any unpaid principal at 6% per annum from the date the notes were issued, until due and payable on the Maturity date. Any unpaid amounts after that date earn an interest of 15% per annum. Interest is payable quarterly and shall commence at June 30, 2006. Holder has the right to convert any amounts due to Common Stock, at its discretion, at the conversion price, as set forth under the terms of the Notes. The Company issued 20,000,000 warrants to purchase common stock as part of the issuance of the Callable Secured Convertible Notes.

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

On December 20, 2005, the Company entered into and completed a Stock Purchase Agreement (the "Agreement") with David Weiss and Andrew Perlmutter ("Sellers"). Under the terms of the agreement, the company purchased 51% of the issued and outstanding shares of InMarketing Group, Inc. Under the terms of the Agreement, the Company paid to Sellers $1,000,000 in cash and $1,210,000 in the form of Series B Convertible Preferred Stock of the company. The company received 51 shares of InMarketing, which represents 51% of the issued and outstanding stock. The option to purchase an additional amount of shares equally to 49% of the issued and outstanding stock. The option to purchase additional shares of stock expires December 19, 2007.

NOTE 18: EARNINGS PER SHARE

A reconciliation of weighted average shares outstanding, used to calculate basic loss per share, to weighted average shares outstanding assuming dilution, used to calculate diluted loss per share, follows:

74,976,804 and 9,085,193 common equivalent shares have been excluded from the computation of diluted earnings per share for the period ending 3/31/06 and 3/31/05 respectively, because their effect would be anti-dilutive.

NOTE 19: COMMITMENTS AND CONTINGENCIES

Sound City guarantees the mortgage debt of Yassin & Company, LLC, a real estate holding company owned by the stockholders. The amount of outstanding mortgage debt at March 31, 2006 was $369,824.

In addition, Sound City also guarantees the mortgage debt of Kamel Yassin, President and Shareholder of Sound City, and Mervet Yassin, CFO and Shareholder of Sound City, on commercial property owned by them. The amount of outstanding mortgage at March 31, 2006 was approximately $141,387.

As part of our InMarketing Group, Inc acquisition (see Note 12), we are obligated to issue the sellers $1,210,000 in the form of series B convertible preferred stock of the company. As of March 31, 2006, this preferred stock had not been created.

InMarketing Group leases an office in Mahwah, New Jersey which expires on December 31, 2008 under an operating lease. The lease requires additional rent for certain operating expenses as defined in the lease and is subject to future minimum annual rental payments of $30,708. In addition, the Company rents storage space in a nearby facility on a month to month basis.

Sound City leases a 3,000 square foot building in Newton, NJ. The term of the lease is 5 years, beginning June 1, 2005 and expiring May 31, 2010. The fixed minimum rent is $51,000 annually.

Sound City also leases a 4,470 square foot retail store space with a 494 square feet warehouse area in Franklin, NJ. The space is located in a shopping center. The duration of the lease is 5 years and 2 months. It commenced on May 1, 2005 and terminates on June 30, 2010. The annual rent for the initial 2 months of the lease is 0. Annual rent for the next 30 months is $73,755 increasing to $80,460 annually for the last 30 months of the lease. In addition, Sound City pays supplemental rent on taxes, insurance, and repairs and maintenance on the building. This supplemental rent is based on the percentage of floor space leased in relation to the total rentable floor space of the shopping center.

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
Modern common stock.		$2,000,000

Less conversions		(1,012,809)

TOTAL		$ 987,191

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

Secured convertible notes payable to AJW Offshore, Ltd, AJW
Qualified Partners, LLC, AJW Partners, LLC and New Millenium
Capital Partners II, LLC in the amount of $1,500,000. The secured notes bear interest at 9%, mature 8/31/2007 and are convertible into
Modern stock. We issued 2,000,000 warrants as part of the
issuance of this secured convertible note		$ 1,500,000

Less Conversions		0

TOTAL		$1,500,000

Convertible note payable to Anton Stevens for the purchase of
HNET Software. Interest shall be at a rate of 4% per annum and		$400,000
shall be due and payable pursuant to the conversion rights or, at the election of MOTG, paid in cash. The note is due upon
demand.

Less Conversions		0

TOTAL		$400,000

No interest bearing additional note payable to Anton
Stephens for the purchase of HNET software,
payable only in shares of Modern stock. The note is due		$ 100,000
upon demand.

Less Conversions		0

TOTAL		$ 100,000

Secured convertible notes payable to AJW Partners, AJW
Qualified, AJW Offshore, and New Millenium Capital Partners
in the amount of $350,000. The secured notes bear interest
at a rate of 6%, mature 3/27/09 and are convertible into
Modern common stock. We issued 20,000,000 warrants to
purchase common stock as part of the issuance of these callable
secured convertible notes		$ 350,000

Less Conversions		0

TOTAL		$ 350,000

NOTE 22: MORTGAGE PAYABLE
Mortgages payable consists of the following:
	March 31
	2006
Mortgage payable to Valley National Bank
in the amount of $535,000 payable in monthly
installments of $4,993.21 including interest
at 5.5%. Pursuant to the loan agreement the
interest rate may change November 1, 2008.
The loan is secured by Sound City's guarantee
and the personal guarantee of the members of
Yassin & Company and a mortgage on property
owned by the members. The note will be paid
on November 1, 2009.	$369,824

Less current portion	$(37,000)

	$332,824

NOTE 23: GOODWILL

The changes in the carrying amount of goodwill for the 9 months ended 3/31/06 are as follows:

Balance as of June 30, 2005                                         2,126,983

Goodwill acquired during the 9 months                             819,117

Impairment losses                                                      (2,126,983)

Balance as of March 31, 2006                                         819,117

Due to working capital deficiencies and continuing losses, the goodwill of our Sound City subsidiary appears to be permanently and totally impaired. As a result, we are recognizing an impairment charge of $ 2,126,983 during the quarter ended March 31,2006. Until Sound City can be independently valued, we consider the approach of writing down goodwill in the amount of $2,126,983 the most appropriate measure for this quarter's financial statement presentation.

NOTE 24: SUBSEQUENT EVENTS

On May 15, 2006 as part of our ongoing plan for operations, we effected another Reverse Split of the Company's Common Stock on a 1 for 20 basis.

On June 5, 2006 we received a Termination Notice from InMarketing Group alleging defaults under Sections 4.9 and 6.1 of the Stock Purchase Agreement. The Company disputes that it is in default, and is responding to the communication accordingly.

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

INmarketing Group

INmarketing is an Incentive Marketing Company creates and administers customized programs specifically designed to motivate and recognize corporate  and client personnel for increased business related performances and rewards achievement with selections of merchandise, services and travel opportunities. INmarketing operates a web site at the following address: http://www.inmarketinggroup.com

On December 20, 2005, the Company entered into a Stock Purchase Agreement with David Weiss and Andrew Perlmutter ("Sellers'). Under the terms of the Stock Purchase Agreement, the company purchased 51% of the issued and outstanding stock of InMarketing Group, Inc, a corporation organized and existing under the laws of New Jersey, with an option to purchase an additional 49% of the outstanding stock.

On December 20, 2005, the Company entered into and completed a Stock Purchase Agreement (the "Agreement") with David Weiss and Andrew Perlmutter ("Sellers"). Under the terms of the agreement, the company purchased 51% of the issued and outstanding shares of InMarketing Group, Inc. Under the terms of the Agreement, the Company paid to Sellers $1,000,000 in cash and $1,210,000 in the form of Series B Convertible Stock of the company. The company received 51 shares of InMarketing, which represents 51% of the issued and outstanding stock. We have the option to purchase an additional amount of shares equal to 49% of the issued and outstanding stock. The option to purchase additional shares of stock expires December 19, 2007.

H-NET

H.NET is a global digital solutions provider for the Vision and Health Care industry. With its multi-service Internet portal, web hosting services, business applications services and Internet-based transaction processing services, H-Net provides products and services to hospitals, clinics, retail opticians, chains home offices, Optometrists, Ophthalmologists and Optical Laboratories. For More information about H-Net visit www.h-net.net.

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

We sold this debenture on January 24, 2006.

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

EMPLOYEES

We currently have three full time employees and three part-time employees, including two in management, two in business development, one in business advisory and one administrative position. In our subsidiary, Sound City, we currently have 33 full time and 2 part time employees, including eight in management three in administrative, 10 in sales, three in advertising, five in warehousing and six in installations. In our subsidiary InMarketing Group, we currently have 6 full time and three part-time employees, including three in management, one in sales, and five in administrative positions. There exist no organized labor agreements or union agreements between our employees and us. We believe that our relations with our employees are good.

Results of Operations:

For the nine months ended March 31, 2006, the Registrant had total net revenues of $7,871,185 as compared with total net revenues of $1,547,793 for the nine months period ended March 31, 2005. This increase is attributable to the expansion of our subsidiary Sound City and the acquisition of our subsidiary InMarketing Group.

For the nine months ended March 31, 2006, the Registrant had gross margin of $1,767,521 as compared with $503,304 for the nine months period ended March 31, 2005. The gross margin increase is attributable to Sound City's expansion and our InMarketing Group purchase.

During the nine months ended March 31, 2006, the Registrant had net loss applicable to common shareholders of $5,582,783 as compared with $572,869 for the nine months ended March 31, 2005.

The net loss for the nine months ended March 31, 2006 is attributable primarily to expenses incurred as part of our acquisition efforts, activities related to locating and securing new portfolio companies, and the adjustment for Sound City goodwill impairment.

During the nine months ended March 31, 2006, expenses amounted to $7,194,876, attributable to general and administrative expenses of $2,389,947, salaries and benefits of $1,432,971, goodwill impairment of $2,126,983, investment losses of $989,000 and other expenses of $255,975. For the nine months ended March 31, 2005, expenses amounted to $1,072,528 consisting of general and administrative expenses of $507,533, salaries of $386,138, and other expenses of $178,857. The increase in general and administrative expenses for the nine months ended 3/31/06 can be attributed primarily to consulting expenses, rent, accounting and legal fees, and expenses related to Sound City business expansion and InMarketing acquisition. Salary expenses increased primarily from the acquisition of InMarketing Group.

Related Party Transactions

We lease an administrative office from our CEO, Anthony Welch for $850 per month.

Sound City leases a facility from its shareholders. This lease expires on June 30, 2014. Sound City is responsible for taxes and other expenses on an annual basis. Rent expensed under this lease was $53,100 for the nine months ended 3/31/06.

Our CFO, Robert Church is also a partner of Church, Devoe and Associates to which we expensed $43,315 during the 9 months ended 3/31/06.

Liquidity and Capital Resources

The cash and cash equivalent balance of the Registrant was $511,139 and $262,609 as of March 31, 2006 and March 31,2005, respectively.

Sound City guarantees the mortgage debt of Yassin & Company, LLC, a real estate holding company owned by the stockholders. The amount of outstanding mortgage debt at March 31, 2006 was $369,824.

In addition, Sound City also guarantees the mortgage debt of Kamel Yassin, President and Shareholder of Sound City, and Mervet Yassin, CFO and Shareholder of Sound City, on commercial property owned by them. The amount of outstanding mortgage at March 31, 2006 was approximately $141,387.

As part of our InMarketing Group, Inc acquisition (see Note 12), we are obligated to issue the sellers $1,210,000 in the form of series B convertible preferred stock of the company. As of March 31, 2006, this preferred stock had not been created.

The Company has incurred substantial losses through March 31, 2006. Until such time that the Company's products and services can be successfully marketed, the Company will continue to need to fulfill working capital requirements through the sale of stock and/or the issuance of debt. The inability of the Company to continue its operations as a going concern would impact the recoverability and classification of recorded asset amounts.

The ability of the company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending March 31, 2006, there is doubt about the Company's ability to continue as a going concern.

Management believes that its current available working capital, anticipated revenues, further planned reductions in operating expenses, and subsequent sales of stock and/or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from March 31, 2006.

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

MODERN TECHNOLOGY CORP.

	By:	/s/ Anthony K. Welch
Dated: June 7, 2006		Anthony K. Welch Chairman and Chief Executive Officer

	By:	/s/ Robert Church
Dated: June 7, 2006		Robert Church Director and Chief Accounting Officer