Form 10KSB
period 2006-06-30
MODERN TECHNOLOGY CORP
filed 2006-10-27
CIK 711422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACE OF 1934

For the fiscal year ended June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Item 1. Description of Business

We were incorporated in Nevada in 1982 as a for-profit corporation. We have never experienced any bankruptcy or similar proceeding. We have never by a party to a 'reverse merger' or similar transaction. We have engaged in business categorically similar to our present line of business since inception.

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

DeMarco Energy Systems of America, Inc.

We are the holder of an outstanding convertible debenture in the amount of $1,500,000 issued by DeMarco Energy Systems of America. The debenture is convertible into shares of common stock of DeMarco. The convertible debentures bear interest at 10%, matured on March 25, 2003, and are convertible into shares of Demarco common stock, at the selling stockholders' option, at the lower of (i) $0.15 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 10 trading days before but not including the conversion date. As of May 2, 2005, the $1,500,000 convertible debenture was convertible into 250,000,000 shares of DeMarco common stock. During the year ended June 30, 2006, we sold these debentures for $500,000 to Shield Investments.

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

INmarketing Group Inc.

On December 20, 2005 we acquired 51% of the outstanding common stock of INmarketing Group Inc. (IMG) for $1,000,000 in cash and $1,210,000 in the form of Series B 4% convertible preferred stock of the Company, with an option to acquire the remaining 49%. The option is valid through December 19, 2007.

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

Item 2. Description of Property

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

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

In March 2004 and as part of our plan of reorganization and ongoing plan for operations we applied for listing of our Common Stock on the Over-The-Counter-Bulletin Board. We received approval on July 19th, 2004 and trade under the symbol MOTG.

Number of Shareholders- 380 shareholders of record as of June 30, 2006.

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

Overview

We were incorporated in Nevada in 1982 as a for-profit corporation. We have never experienced any bankruptcy or similar proceeding. We have never by a party to a 'reverse merger' or similar transaction. We have engaged in business categorically similar to our present line of business since inception.

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

In March 2004 and as part of our plan of reorganization and ongoing plan for operations we applied for listing of our Common Stock on the Over-The-Counter-Bulletin Board. We received approval on July 19th, 2004 and trade under the symbol MODC.

On July 31, 2004 as part of our plan of reorganization and ongoing plan for operations we affected a reverse split of the Company's common stock on a 1 for 15 basis. On May 15, 2006 we affected a reverse split of the Company's common stock on a 1 for 20 basis.

Results of Operations

During the fiscal year ended June 30, 2006 we generated revenues of $11,472,254 versus $3,078,145 for the fiscal year ended June 30, 2005. Gross margin for the fiscal year ended June 30, 2006 was $1,145,264 versus $816,933 for the fiscal year ended June 30, 2005. The increase in sales of $8,394,109 and gross margin of $328,331 during the year ended June 30, 2006, respectively, can be attributed mainly to the acquisition of INmarketing Group Inc. (IMG) on December 20, 2005.  During the year ended June 30, 2006, the company's inventory was reduced by $1,323,417 as a result of obsolescence.

In comparing fiscal year expense items for fiscal year 2006 with fiscal year 2005 items, the Registrant experienced increases in both operating and nonoperating expenses primarily due to the acquisitions of Sound City and IMG. Sound City was acquired on January 24, 2005 and IMG was acquired on December 20, 2005. Therefore, the expenses for Sound City were included in the full fiscal year of 2006 whereas they were only included for approximately six months during fiscal 2005. The expenses for IMG were only included in fiscal 2006 for approximately six months versus zero for fiscal 2005.

Non-operating expenses (income)

The decrease in interest income during fiscal 2006 of $58,356 is the result of the sale of the Demarco convertible debenture. Since it is was sold during fiscal 2006, no interest income was recorded during fiscal 2006. The increase in interest expense of $193,865 is due mainly to higher debt levels during fiscal 2006 and noncash interest expense of approximately $44,000related to the warrants issued. The loss on the sale of the Demarco loan is due to the sale of our investment for a note receivable of $500,000 from Shield Investments. The goodwill impairment of $2,126,983 is the result of our analysis of our Sound City's business and cash flows and our conclusion that the goodwill was totally impaired, resulting in the complete write off of goodwill related to Sound City.

Preferred stock dividends deemed decreased by $132,802 during fiscal 2006 as our convertible debt issuances during fiscal 2006 were mainly not "in the money", resulting in much lower deemed dividends.

Preferred stock dividends in arrears increased by $53,170 during fiscal 2006 as our series A preferred stock was outstanding for the entire year.

During the fiscal years ended June 30, 2006 and 2005, we generated net losses of $6,543,342 and $1,123,816, respectively. The increase in net loss is attributable to the expenses associated with acquisitions and related costs.

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

Item 7. Financial Statements

See page F-1

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 6, 2006, Greenberg & Company LLC resigned as our auditors. On September 29, 2006, the company engaged Lawrence Scharfman & Co., CPA PC to audit its financial statements for the years ended June 30, 2006 and 2005. There were no disagreements with our previous auditor, Greenberg & Company LLC, on accounting and financial disclosure

Controls and Procedures

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The executive officers and directors of the Registrant are as follows:

Name	Age	Title	Term Expires
Anthony Welch	37	President, CEO CFO and Director	Next Annual Meeting
Robert Church *	45	CFO and Director	Next Annual Meeting

Anthony Welch and Robert Church were elected to their designated offices on March 15, 2004.

* Robert Church resigned as CFO on June 12, 2006.

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

Institute of Certified Professional Business Consultants

American Association of Healthcare Consultants

College of Divorce Specialists

Institute of Certified Healthcare Business Consultants

MENSA

Institute of Certified Divorce Planners

Financial Divorce Association

Code of Ethics: At this time, the Company has not adopted a Code of Ethics.

Item 10. Executive Compensation

During the fiscal years ended June 30, management compensation was as follows:

                                                2006                     2005

Anthony K. Welch                 $297,200             $91,100

Robert Church                       $ 99,750              $43,315

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

a. The following are known to Registrant to be beneficial owners of 5% or more of the Registrant's common stock.

Title of Class of Common Stock

Name of Beneficial	Amount & Nature of	Percentage
Owner	Beneficial Ownership	of Class
Anthony Welch
1420 N. Lamar Blvd
Oxford, MS 38655	825,000	22.5%

All Officers and
Directors as a Group (3)	825,000	22.5%

b. The shares owned by management are as follows:

Common Stock.

Name of Beneficial	Amount & Nature of	Percentage
Owner	Beneficial Ownership	of Class
Anthony Welch
1420 N. Lamar Blvd
Oxford, MS38655	825,000	22.5%

Robert Church
1420 N. Lamar Blvd
Oxford, MS 38655	0	0%

Item 12. Certain Relationships and Related Transactions

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

We have no policy regarding entering into transactions with affiliated parties.

Item 13. Exhibits and Reports on Form 8-K

Exhibits
Exhibit No.	Document	Location
Exhibit 31.1	Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Anthony Welch, CEO and CFO	Included
Exhibit 32.1	Section 906 of the Sarbanes-Oxley Act of 2002 Certification of Anthony Welch, CEO and CFO	Included

Reports on Form 8-K: The following reports were filed on Form 8-K during the last quarter of the fiscal year ended June 30, 2005:

Current Report filed April 11, 2005, Item 9.01

Item 14. Principal Accountant Fees and Services

                                                                2006                 2005

Audit Fees:                         $103,000         $62,800

Audit-Related Fees:            $0

Tax Fees:                           $0

All Other Fees:                   $0

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERN TECHNOLOGY CORP

/s/ Anthony Welch

Anthony Welch, Chairman, CEO and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Anthony Welch

Anthony Welch, President, Chairman, CEO and CFO

Dated: October 24, 2006

Financial Statements

INDEPENDENT AUDITORS' REPORT

MODERN TECHNOLOGY CORP
C/O ANTHONY K WELCH
1420 N LAMAR BLVD OXFORD M.S.
THE BOARD OF DIRECTORS AND STOCKHOLDERS

We have audited the Balance Sheet of Modern Technology Corp and subsidiaries as of June 30,2006 and the related statements of operations, stockholders equity(deficit) and cash flows for the twelve months ended June 30.2006.
These statements are the responsibility of Company's Management.
Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with standards of the Public Company
Accounting Oversight Board (United States) . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit include examining, on a test basis , evidence supporting the amounts and disclosures in the financial
statements.An audit also includes assessing the accounting principles used and signif-
icant estimates made by management, as well as evaluating the overall financial statement presentation. We believe thtat our audit provides a reasonable basis for our opinion.

The company has had difficulty in generating sufficient cash flow to meet its obligations, and is dependent on management's ability to develop profitable operations. These factors, among others may raise substantial doubt about their ability to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Modern Technology Corp. at June 30,2006 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

Lawrence Scharfman CPA

October 25,2006

MODERN TECHNOLOGY CORP.
CONSOLIDATED BALANCE SHEETS
June 30, 2006

ASSETS	
CURRENT ASSETS	
Cash	$ 181,701
Investments	125,985
Accounts Receivable	1,106,960
Inventory	154,000
Total Current Assets	1,568,646
Property and Equipment, net	644,475
Notes Receivable	500,000
Goodwill	2,029,117
Other Assets	117,172
TOTAL ASSETS	$ 4,859,410
LIABILITIES AND STOCKHOLDERS' EQUITY	
CURRENT LIABILITIES	
Accounts Payable	$ 1,418,638
Account Payable, Related Parties	13,338
Dividend Payable	21,911
Accrued Expenses	497,757
Current portion – Notes Payable	2,361,826
Stockholder's Loans	1,117,215
TOTAL CURRENT LIABILITIES	5,430,685
Notes Payable – Related Party	91,315
Notes Payable	2,353,832
TOTAL LIABILITIES	7,875,832
COMMITMENTS AND CONTINGENCIES	
STOCKHOLDERS' EQUITY(DEFICIT)	
Preferred Stock	
Authorized: 20,000,000 Shares, $.0001 par value	
Series A, 6% cumulative, convertible, liquidation value $1,500,000: Issued and Outstanding: 1,500 shares	1
Series B Preferred Stock, 4% cumulative, convertible, issued and and outstanding: 1,210,000 shares	121
Common Stock	
Authorized: 150,000,000 Shares, Par Value $.0001	
Issued and Outstanding: 3,673,230 Shares	367
Accumulated (Deficit)	(9,128,482)
Paid-in-Capital	6,472,289
Deferred Compensation	(49,748)
Capital Returned	(310,970)
TOTAL STOCKHOLDER'S EQUITY(DEFICIT)	(3,016,422)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$ 4,859,410

See accompanying summary of accounting policies and notes to financial statements.

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

On January 24, 2005, the Company purchased 51% of Sound City for $2,000,000 with an option to acquire the remaining 49%. The option is valid through December 31, 2009, and can be exercised for $3,500,000, which is payable in cash, stock or a combination of cash or stock. During the year ending June 30, 2005, the Company filed current reports on Form 8-K, containing additional pro forma, historical financials and other exhibits.

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

Sound City accounts were properly included in the consolidated financial statements since the acquisition date of January 24, 2005.

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

INmarketing Group accounts for the period January 1, 2006 through June 30, 2006 were properly included in the consolidated financial statements for the year ended June 30, 2006.

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

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or market (net realized value) and consists principally of finished goods. During the year ended June 30, 2006, the Company has written down its inventory by $1,323,417 to reflect obsolescence.

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

Depreciation expense for the years ended June 30, 2006 and 2005 was $23,734 and $11,795, respectively.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" (revised December 2003) - an interpretation of ARB No. 51.  A variable interest entity ("VIE") is one where the contractual or ownership interest in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. Sound City leases a facility from a Limited Liability Company ("LCC") owned by the minority shareholders.  The term of this lease is 10 years, commencing on July 1, 2004 and ending June 30, 2014. Under FIN 46R, the LLC was a VIE at June 30, 2005 and the Company had consolidated the LLC in its consolidated financial statements.  The Company has decided to spin off its Sound City subsidiary and has not consolidated this subsidiary at June 30, 2006.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2006 and 2005 was $63,037 and $25,872, respectively.

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

NOTE 5:  INVESTMENT EQUITY SECURITIES (AT COST)

As of June 30, 2004, the Company wrote off $1,431 of Daine Common Stock investment of 360,000 restricted shares to realized loss when Daine declared bankruptcy. As of June 30, 2004, all shares of Pharmavet were returned and cancelled. The costs of these shares ($5,000) were credited against Deferred Registration costs. The Company has established a valuation allowance of $100,000 against its investment in Interactive Medicine Inc. to reflect the uncertainty of the fair market value of the investment. The net investment value in Interactive Medicine Inc. is zero as of June 30, 2006.

NOTE 6:  STOCK BASED COMPENSATION

During the 12 months ended June 30, 2005, the Company issued 2,067,000 shares of Modern Technology Corp. Common Stock for legal and consulting services rendered or to be rendered in the coming year. During the year ended June 30, 2006, the Company issued 598,250 shares of common stock for various consulting services. The amount expensed for the year ended June 30, 2006 and 2005 was $617,433 and $91,473 respectively, as a result of all deferred compensation plans. All stock based compensation is accounted for in accordance with SFAS No. 123.

NOTE 7:  INCOME TAX EXPENSE (BENEFIT)

The provision for income taxes is comprised of the following:

                                                                06/30/06                  06/30/05

          Current                                               $5,540                      $-0-

          Deferred                                               -0-                            -0-

                                                                       $-0-                          $-0-

The provision for income taxes differs form the amount computed by applying the statutory federal income rate as follows:

                                                                              06/30/06                  06/30/05

Expected statutory amount                                        $ 5,540                         $ -0-

Net operating loss                                                         -0-                                -0-

State income taxes, net

Of federal benefit                                                           -0-                                 -0-

                                                                                       $ 5,540                          $ -0-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities or financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards.

The tax effects of significant temporary differences, which comprise the deferred tax assets, are as follows:

                                                         06/30/2006                     6/30/05

Deferred tax assets:

        Net operating loss

        Carryforwards                      $ 2,317,635                      $293,231

        Gross deferred tax assets      2,317,635                        293,231

        Valuation allowance              2,317,635                       (293,231)

              Net deferred tax assets $ ----0----                          $----0----

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

NOTE 9: RELATED PARTY TRANSACTIONS

Robert Church, our previous CFO, is also a Partner of Church, Devoe & Associates to which we expensed $99,750 and $43,315 in accounting fees paid during the years ended June 30, 2006 and 2005, respectively.

Our principal office at 1420 N. Lamar Blvd., Oxford, Mississippi 38655 was provided to us at no charge by Mr. Church, our previous CFO and Director.  We lease 1,500 square feet of executive and administrative offices at 1237 State Rd 30 E, Oxford MS 38655, for $850 per month from Mr. Welch, our CEO and current CFO. Under the terms of this lease, we are responsible for payment of all utilities furnished to the premises, as well as expenses for maintenance and repairs. During the year ended June 30, 2006, we paid Mr. Welch $8,500 for this lease.

During the year ended June 30, 2006, we expensed $297,200 in consulting fees to Anthony Welch.

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

Rent expense under this related party lease for the years ended June 30, 2006 and 2005 totaled $143,748 and $72,000, respectively. Future minimum annual rent payable to the minority shareholders of our Sound City Inc subsidiary is as follows:

2006                                            192,000

2007                                            197,760

2008                                            203,693

2009                                            209,804

Thereafter                               1,147,292

                                              $ 1,950,549

At June 30, 2006, Sound City had a Demand Promissory Note (the "Note") payable to its shareholders in the amount of $ 1,117,215. The note is unsecured, subordinated, non-interest bearing and is payable upon demand. Sound City also had loans payable to related parties in the amount of $91,314. These loans are unsecured, subordinated, non-interest bearing and are payable demand. The loans payable to related parties are classified as non-current in the Balance Sheet at June 30, 2006, because repayment is not anticipated during the next year.

In the normal course of business, Sound City purchases from, and sells to Sammans Electronics Inc (Sammans). Sammans is owned by a relative of Sound City's shareholders. For the years ended June 30, 2006 and 2005, purchases from Sammans totaled $19,151 and $9,986, and sales to Sammans totaled $61,954 and $47,893, respectively.

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

NOTE 11: OPERATIONS AND LIQUIDITY

The Company has incurred substantial losses in 2006 and 2005. Until such time that the Company's products and services can be successfully marketed the Company will continue to need to fulfill working capital requirements through the sale of stock and/or the issuance of debt. The inability of the Company to continue its operations as a going concern would impact the recoverability and classification of recorded asset amounts.

The ability of the company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending June 30, 2006, there is doubt about the Company's ability to continue as a going concern.

Management believes that its current available working capital, anticipated revenues, further planned reductions in operating expenses, and subsequent sales of stock and/or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from June 30, 2006.

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

H-NET Acquisition

On July 10, 2005, Modern Technology Corp. ("MOTG") entered into an Asset Purchase Agreement ("Agreement") with Anton Stephens, Dba H-NET ("Hnet"). No material relationship exists between the parties, other than in respect of the Agreement. Under the terms of the Agreement, MOTG agreed to purchase all of the rights, title and interest in, to certain assets owned by Hnet. In exchange for assets delineated under the Agreement, Hnet received $500,000 payable in the form of 350,000 shares of MOTG restricted common stock and a Convertible Debenture in the amount of $400,000 payable to Anton Stephens. This transaction was filed under a From 8-K on August 2, 2005 and is hereby incorporated by reference.

INmarketing

On December 20, 2005, the Company entered into and completed a Stock Purchase Agreement (the "Agreement") with David Weiss and Andrew Perlmutter ("Sellers"). Under the terms of the agreement, the company purchased 51% of the issued and outstanding shares of INmarketing Group, Inc. Under the terms of the Agreement, the Company paid to Sellers $1,000,000 in cash and $1,210,000 in the form of Series B Convertible Stock of the company. The company purchased 51 shares of INmarketing, which represents 51% of the issued and outstanding stock, with an option to purchase the additional 49%. The option to purchase additional shares of stock expires on December 19, 2007. As a result of the acquisition of INmarketing Group Inc., the company recorded the following:

The following table summarizes the components of the total purchase price and the preliminary allocation as of the date of acquisition:

	Book Value of
	Assets Acquired /	Purchase Price		Preliminary
	Liabilities Assumed	Adjustments		Fair Value
Cash and cash equivalents	$ 160,271	$ -		$ 160,271
Accounts receivable	729,928	-		729,928

Total current assets	890,199	-		890,199

Property, plant and equipment	31,706	-		31,706
Goodwill	-	2,028,619	(a)	2,028,619
Other long term assets	5,846	-		5,846

Total assets	$ 927,751	$ 2,028,619		$ 2,956,372

Accounts payable	746,372	-		746,372
Shareholders' equity	181,381	(181,381)	(a)	-
		2,210,000	(a)	2,210,000
				-

Total Liabilities and Shareholders' equity	$ 927,751	$ 2,028,619		$ 2,956,372

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

                                                                                                                    For the years ended

                                                                                                June 30, 2006                         June 30, 2005

Net sales                                                                             $      16,987,659                         $     13,638,603

Net (loss)                                                                            $       (6,725,517)                                  (849,169)

Diluted (loss) per common share                                    $                (4.33)                       $               (1.27)

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

The following table summarizes the components of the total purchase price and the allocation as of the date of acquisition

	Book Value of Assets Acquired/Liabilities Assumed	Purchase Price Adjustments		Fair Value
Cash	$ 286,530			$ 286,530
Accounts Receivable	7,978			7,978
Inventory	2,460,801			2,460,801
Other current assets	250			250

Total Current Assets	2,755,559			2,755,559

PP&E	123,878			123,878

Goodwill	-	1,757,498	(a)	1,757,498
Other assets	62,009	-		62,009

Total Assets	$ 2,941,446	$ 1,757,498		$ 4,698,944

Accounts Payable	912,499			912,499
Notes Payable	518,429			518,429
Accrued expenses	139,391			139,391
				-
Total Current Liabilities	1,570,319			1,570,319
				-
Shareholders' Loans	1,128,625			1,128,625
				-
Total Liabilities	2,698,944			2,698,944
				-
Shareholders' equity	242,502	1,757,498	(a)	2,000,000
				-
Total Liabilities and Shareholders' Equity	$ 2,941,446	$ 1,757,498		$ 4,698,944

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

                                                                            For the year ended June 30, 2005

Net Sales                                                                         $12,242,487

Net (loss)                                                                               951,278

Diluted (loss) per share                                                $         (1.42)

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

On May 15, 2006 we affected a Reverse Split of the Company's Common Stock on a 1 for 20 Basis. All share and per share amounts have been adjusted retroactively to reflect this change.

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

As of June 30, 2006, there were 1,500 shares issued and outstanding.

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

As of June 30, 2006, there were 1,210,000 shares issued and outstanding.

NOTE 14: LONG-TERM AND SHORT-TERM DEBT

Long-term debt consists of the following:                                                              June 30, 2006

 Note payable to Valley National Bank

in the original amount of $300,000,

payable in monthly installments of

$5,742.46 including interest at 5.5%.

The loan is secured by the personal

Guarantee of the shareholders and a

mortgage on property owned by the

shareholders. The note will be fully

paid May, 2008.                                                                                                                   $ 124,098

Note payable to BMW Financial in the

original amount of $20,741, payable

in monthly installments of $419.53

Including interest at 3.9%. The loan is

secured by transportation equipment. The

note will be fully paid May, 2008.                                                                                      $   9,265

Note payable to Renasant Bank in the

Original amount of $38,334, payable in

Monthly installments of $726.91 including

Interest at 4.53% for 48 months. The loan

is secured by a Modern Certificate of Deposit

In the amount of $40,000                                                                                                     $ 33,951

                                                                                                                                                 167,314

Less: current portion                                                                                                              74,635

Long term non-convertible debt                                                                                        $ 92,679

Short-term debt due to the sellers of Sound City consists of the following:

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

On March 27, 2006, the Company, pursuant to a Securities Purchase Agreement of the same date, entered into Callable Secured Convertible Notes. Under the terms of the notes, the Company borrowed an aggregate of $350,000 from the Holders of the notes. The notes each bear a maturity date of March 27, 2009, with interest accruing on any unpaid principal at 6% per annum from the date the notes were issued, until due and payable on the Maturity date. Any unpaid amounts after that date earn an interest of 15% per annum. Interest is payable quarterly and shall commence at June 30, 2006. Holder has the right to convert any amounts due to Common Stock, at its discretion, at the conversion price, as set forth under the terms of the Notes. The Company issued 20,000,000 warrants to purchase common stock as part of the issuance of the Callable Secured Convertible Notes. These warrants were fair valued at $508,000 using the Black Scholes option pricing model using the following variables:

209% volatility, 4.67% risk free rate, $.05 strike price, $.026 stock price at grant, term of five years.

As a result of the warrant value of $508,000, a discount was applied and interest expense of $44,067 was amortized during the year ended June 30, 2006 using the effective interest method. The remaining balance of the discount of $463,933 was offset against the convertible notes.

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

NOTE 18: EARNINGS PER SHARE

A reconciliation of weighted average shares outstanding, used to calculate basic loss per share, to weighted average shares outstanding assuming dilution, used to calculate diluted loss per share for the years ended June 30 follows:

	2006			2005
	Loss	Shares	Per share	Loss	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount

Net Loss before preferred dividends	$ (6,440,533)			$ (941,475)
Less: preferred dividends	(102,709)			(182,341)
Basic EPS	$ (6,543,242)	1,552,328	$ (4.22)	$ (1,123,816)	667,817	$ (1.68)
Effect of dilutive securities	-	-		-	-
Diluted EPS	$ (6,543,242)	1,552,328	$ (4.22)	$ (1,123,816)	667,817	$ (1.68)

74,976,804 and 9,085,193 common equivalent shares have been excluded from the computation of diluted earnings per share for the year ending June 30, 2006 and 2005 respectively, because their effect would be anti-dilutive.

NOTE 19: COMMITMENTS AND CONTINGENCIES

Sound City guarantees the mortgage debt of Yassin & Company, LLC, a real estate holding company owned by the stockholders. The amount of outstanding mortgage debt at June 30, 2006 was approximately $363,000.

In addition, Sound City also guarantees the mortgage debt of Kamel Yassin, President and Shareholder of Sound City, and Mervet Yassin, CFO and Shareholder of Sound City, on commercial property owned by them. The amount of the outstanding mortgage at June 30, 2006 was approximately $124,000.

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
Modern common stock.	$ 2,000,000
Less conversions into common stock	(1,012,809)
BALANCE	$ 987,191

Secured convertible notes payable to AJW Offshore, Ltd, AJW
Qualified Partners, LLC, AJW Partners, LLC and New Millennium
Capital Partners II, LLC in the amount of $700,000. The secured notes bear interest at 9% and mature December 16, 2008 and are
convertible into Modern stock	$ 700,000

Secured convertible notes payable to AJW Offshore, Ltd, AJW
Qualified Partners, LLC, AJW Partners, LLC and New Millenium
Capital Partners II, LLC in the amount of $1,500,000. The secured notes bear interest at 9%, mature 8/31/2007 and are convertible into
Modern stock. We issued 2,000,000 warrants as part of the
issuance of this secured convertible note	$ 1,500,000

Convertible note payable to Anton Stevens for the purchase of
HNET Software. Interest shall be at a rate of 4% per annum and	$ 400,000
shall be due and payable pursuant to the conversion rights or, at the election of MOTG, paid in cash. The note is due upon
demand.

Non interest bearing additional note payable to Anton
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
secured convertible notes	$ 350,000

Total Convertible Notes payable at June 30, 2006	$ 4,037,191
Less current portion:	(2,287,191)
Long term convertible notes payable	$ 1,750,000

NOTE 23: GOODWILL

The changes in the carrying amount of goodwill for the year ended June 30, 2006 is as follows:

Balance as of June 30, 2005 $2,126,983

Goodwill acquired during the 9 months 819,117

Impairment losses (2,126,983)

Balance as of June 30, 2006 $ 819,117

Due to working capital deficiencies and continuing losses, the goodwill of our Sound City subsidiary appears to be permanently and totally impaired. As a result, we recognized an impairment charge of $ 2,126,983 during the year ended June 30, 2006.