Form 10QSB
period 2006-09-30
MODERN TECHNOLOGY CORP
filed 2006-11-17
CIK 711422

`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 2-80891-NY

MODERN TECHNOLOGY CORP

(Exact name of registrant as specified in its charter)

Nevada	11-2620387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1739 University Ave #339Oxford, MS 38655

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [x] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2006
Common stock, $0.001 par value	4,455,296

MODERN TECHNOLOGY CORP.

Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures

Item 1. Consolidated Financial Statements (unaudited)

PART I -- FINANCIAL INFORMATION

MODERN TECHNOLOGY CORP.
CONSOLIDATED BALANCE SHEETS
September 30, 2006
(unaudited)

ASSETS	
CURRENT ASSETS	
Cash	$ 441,792
Investments	-
Accounts Receivable	884,925
Inventory	114,483
Total Current Assets	1,441,200
Property and Equipment, net	653,995
Notes Receivable	500,000
Goodwill	2,029,117
Other Assets	150,043
TOTAL ASSETS	$ 4,774,355
LIABILITIES AND STOCKHOLDERS' EQUITY	
CURRENT LIABILITIES	
Accounts Payable & Accrued Expenses	$ 1,992,435
Account Payable, Related Parties	13,338
Dividend Payable	21,911
Current portion – Notes Payable	2,285,163
Stockholder's Loans	1,115,359
TOTAL CURRENT LIABILITIES	5,428,206
Notes Payable – Related Party	-
Notes Payable	2,548,719
TOTAL LIABILITIES	7,976,925
COMMITMENTS AND CONTINGENCIES	
STOCKHOLDERS' EQUITY(DEFICIT)	
Preferred Stock	
Authorized: 20,000,000 Shares, $.0001 par value	
Series A, 6% cumulative, convertible liquidation value $1,500,000: Issued and Outstanding: 1,500 shares	1
Series B Preferred Stock, 4% cumulative, convertible, issued and and outstanding: 1,210,000 shares	121
Common Stock Par Value $.0001	
Authorized: 150,000,000 Shares	
Issued and Outstanding: 5,123,230 Shares	512
Accumulated (Deficit)	(10,055,672)
Paid-in-Capital	6,559,144
Deferred Compensation	(17,646)
Capital Returned	310,970
TOTAL STOCKHOLDER'S EQUITY(DEFICIT)	(3,202,570)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$ 4,774,355

See accompanying summary of accounting policies and notes to financial statements.

MODERN TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended September 30, 2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:		
Net Income (Loss)	$ (927,190)	$ (758,177)
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:		
Depreciation and Amortization	31,922	31,074
Unrealized (Gain) Loss	9,600	-
Obsolete Inventory Adjustment	(250,000)	
Noncash interest expense	648,792	-
Stock based compensation	119,102	205,902
Changes in Assets and Liabilities:		
Decrease (Increase) in Accounts Receivable	222,035	(104,947)
Decrease (Increase) in Inventory	39,517	127,486
Decrease (Increase) in Prepaid Expenses	-	12,228
Decrease (Increase) in Other Assets	(32,871)	(61,243)
(Decrease) Increase in Accounts Payable	76,040	(102,869)
(Decrease) Increase in Accounts Payable-Related Party	-	5,145
(Decrease) Increase in Sales Tax Payable	-	7,820
(Decrease) Increase in Accrued Expenses	-	39,819
(Decrease) Increase in Other Payables	-	86,969
Net Cash Provided By (Used In) Operating Activities	(63,053)	(510,793)
CASH FLOWS FROM INVESTING ACTIVITIES:		
Sale (Purchase) of Fixed Assets	-	-
(Purchase) Sale of Investments	75,000	-
Net Cash Provided By (Used In) Investing Activities	75,000	-
CASH FLOWS FROM FINANCING ACTIVITIES:		
Debt Proceeds	250,000	1,500,000
Payments on Stockholder's Loans	(1,856)	(1,915)
Repayment of long term debt	-	(16,567)
Net Cash Provided by (Used In) Financing Activities	248,144	1,481,518
Net Increase (Decrease) in Cash and Cash Equivalents	260,091	970,725
Cash and Cash Equivalents, Beginning of Period	181,701	190,963
Cash and Cash Equivalents, End of Period	441,792	1,161,688
Supplemental Disclosures of Cash Flow Information		
Cash Paid During the Period for:		
Taxes	$ 4,240	$-
Interest	$ -	$-
Noncash Investing and Financing Transactions:		
Issuance of Stock for Service Received	$ 87,000	$ 153,700
Issuance of Stock for Inmarketing Acquisition	$ -	$ 23,500
Conversions of convertible debentures into stock	$ 2,028	$ 318,582
Software acquired for debt & stock	$ -	$ 500,000

See accompanying summary of accounting policies and notes to financial statements.

MODERN TECHNOLOGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING

The accompanying unaudited consolidated financial statements for the three-month period ended September 30, 2006 and September 30, 2005, have been prepared in accordance with accounting principles generally accepted in the United States and with the Securities and Exchange Commission (the "SEC") rules for interim financial information reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included. Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results for the full fiscal year.

ACCOUNTING POLICIES

Modern Technology Corp's accounting policies conform to U. S. generally accepted accounting principles. Significant policies followed are described below.

The consolidated financial statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained. All consolidated financial statements have been prepared in US dollars.

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation of property and equipment is provided using straight-line and accelerated methods. The estimated useful lives are as follows:

                                                                    Years

Furniture, fixtures and equipment           5 - 7

Transportation equipment                        5

Leasehold improvements                         8 - 10

Buildings 3                                                    9

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense for the three months ended September 30, 2006 and 2005 was $0 and $22,990, respectively.

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

The ability of the company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending September 30, 2006, there is doubt about the Company's ability to continue as a going concern.

Management believes that its current available working capital, anticipated revenues, further planned reductions in operating expenses, and subsequent sales of stock and/or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from September 30, 2006.

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

.

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

Results of Operations:

During the three months ended September 30, 2006, the Registrant had net loss applicable to common shareholders of $962.074, as compared with $805,642 for the three months ended September 30, 2005.

For the three months ended September 30, 2006 and 2005, the Registrant had total revenues of $3,085,878 and $1,311,779, respectively, as compared with gross margin for the comparable periods of $681,516 and $369,546, respectively

The net loss for the three months ended September 30, 2006 is attributable primarily to expenses incurred as part of our reorganization efforts and activities related to locating and securing new portfolio companies.

During the three months ended September 30, 2006, expenses amounted to $1,604,466, attributable mainly to general and administrative expenses of $498,201 salaries, benefits and related taxes of $387,362, and interest expense of $711,683. For the three months ended September 30, 2005, expenses amounted to $1,127,723 consisting of general and administrative expenses of $671,145, salaries of 375,570 and interest expense of $81,002.

Liquidity and Capital Resources

The cash and cash equivalent balance of the Registrant was $441,792 and $181,701 as of September 30, 2006 and June 30, 2006, respectively.

The Company has incurred substantial losses through September 30, 2006. Until such time that the Company's products and services can be successfully marketed, the Company will continue to need to fulfill working capital requirements through the sale of stock and/or the issuance of debt. The inability of the Company to continue its operations as a going concern would impact the recoverability and classification of recorded asset amounts.

The ability of the company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending September 30, 2006, there is doubt about the Company's ability to continue as a going concern.

Management believes that its current available working capital, anticipated revenues, further planned reductions in operating expenses, and subsequent sales of stock and/or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from September 30, 2006.

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

MODERN TECHNOLOGY CORP.

By:
Dated: November 17, 2006		Anthony K. Welch Chairman, Chief Executive and Chief Financial Officer