Form 10QSB
period 2006-12-31
MODERN TECHNOLOGY CORP
filed 2007-02-20
CIK 711422

`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2007
Common stock, $0.001 par value	8,857,382

MODERN TECHNOLOGY CORP.

Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)
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

PART I -- FINANCIAL INFORMATION

MODERN TECHNOLOGY CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2006
(unaudited)

ASSETS	
CURRENT ASSETS	
Cash	$ 276,103
Accounts Receivable	1,277,361
Total Current Assets	1,553,464
Property and Equipment, net	398,724
Notes Receivable	500,000
Goodwill	2,029,117
Other Assets	36,256
TOTAL ASSETS	$ 4,517,561
LIABILITIES AND STOCKHOLDERS' EQUITY	
CURRENT LIABILITIES	
Accounts Payable & Accrued Expenses	$ 1,980,664
Account Payable, Related Parties	13,338
Dividend Payable	21,911
TOTAL CURRENT LIABILITIES	2,015,913
Preferred Stock Derivative Liabilty	2,047,059
Convertible Debt Derivative Liability, net of debt discount	13,019,502
Common Stock Warrant Derivative Liability	941,350
TOTAL LIABILITIES	18,023,824
COMMITMENTS AND CONTINGENCIES	
STOCKHOLDERS' EQUITY(DEFICIT)	
Preferred Stock	
Authorized: 20,000,000 Shares, $.0001 par value	
Series A, 6% cumulative, convertible liquidation value $1,500,000: Issued and Outstanding: 1,500 shares	-
Series B Preferred Stock, 4% cumulative, convertible, issued and and outstanding: 1,210,000 shares	121
Common Stock Par Value $.0001	
Authorized: 150,000,000 Shares	
Issued and Outstanding: 8,769,685 Shares	877
Accumulated (Deficit)	(18,508,475)
Paid-in-Capital	5,312,184
Deferred Compensation	-
Capital Returned	(310,970)
TOTAL STOCKHOLDER'S EQUITY(DEFICIT)	(13,506,263)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$ 4,517,561

See accompanying summary of accounting policies and notes to financial statements.

MODERN TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For The Three Months Ended December 31, 2006	For The Three Months Ended December 31, 2005	For The Six Months Ended December 31, 2006	For The Six Months Ended December 31, 2005
REVENUE				
Sales	$ 2,097,656	$ 1,808,845	$ 5,183,534	$ 3,120,624
Cost of Sales	2,070,821	1,269,758	4,475,183	2,211,991
Gross Margin	26,835	539,087	708,351	908,633
EXPENSES (INCOME)				
Salaries, Benefits & Related Taxes	93,851	398,339	481,213	767,081
General and Administrative Expenses	899,125	608,233	1,397,326	1,286,208
Interest Income	(2,310)	(75,616)	(4,690)	(75,616)
Interest Expense	1,642,962	89,833	3,203,423	170,841
Unrealized (Gain) Loss	32,000	-	41,600	-
Change in value of derivative liabilities	(1,673,056)	-	2,142,209	-
TOTAL EXPENSES	992,572	1,020,789	7,261,081	2,148,514
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE OTHER INCOME (EXPENSE) TAXES AND MINORITY INTEREST	(965,737)	(481,702)	(6,552,730)	(1,239,881)
Income Tax Expense (Benefit)	(7,780)	-	(3,540)	-
NET INCOME (LOSS)	$ (957,957)	$ (481,702)	$ (6,549,190)	$ (1,239,881)
Preferred Stock Dividends-Deemed	-	(50,294)	-	(75,074)
Preferred Stock Dividends-Series A and Series B, in arrears	(34,885)	(24,276)	(69,769)	(46,961)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$ (992,842)	$ (556,272)	$ (6,618,959)	$ (1,361,916)
INCOME (LOSS) PER SHARE--BASIC AND DILUTED	$ (0.13)	$ (0.29)	$ (1.10)	$ (0.88)
NUMBER OF WEIGHTED AVERAGE SHARES OUTSTANDING	7,583,770	1,945,858	6,019,534	1,553,192

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING

The accompanying unaudited consolidated financial statements for the three and six month periods ended December 31, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States and with the Securities and Exchange Commission (the "SEC") rules for interim financial information reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included. Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results for the full fiscal year.

ACCOUNTING POLICIES

Modern Technology Corp's accounting policies conform to U. S. generally accepted accounting principles. Significant policies followed are described below.

The consolidated financial statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained. All consolidated financial statements have been prepared in US dollars.

SHARE BASED PAYMENTS

On July 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised), Share-Based Payment ("SFAS No. 123R"), which requires measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employees and directors. Under SFAS No. 123R the fair value of share-based payment awards is estimated at grant date using an option pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APBO No. 25"), as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method no share-based compensation cost was recognized for awards to employees or directors if the exercise price of the award was equal to the fair market value of the underlying stock on the date of grant.

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

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We plan to adopt SFAS No. 157 on July 1, 2008. We are evaluating the impact, if any, that SFAS No. 157 will have on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. SFAS No. 155 (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS No. 155 to all financial instruments acquired, issued or subject to a re-measurement event beginning July 1, 2007, although early adoption is permitted as of the beginning of an entity's fiscal year. The Company is evaluating the provisions of SFAS No. 155. The effects of adopting of SFAS No. 155 on the Company's financial statements are not known at this time.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APBO No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 retains many provisions of APBO No. 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company has applied the provisions of this statement effective July 1, 2006.

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

The ability of the company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending December 31, 2006, there is doubt about the Company's ability to continue as a going concern.

Management believes that its current available working capital, anticipated revenues, further planned reductions in operating expenses, and subsequent sales of stock and/or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from December 31, 2006.

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

OUR PORTFOLIO COMPANIES

Sound City

We previously owned 51% of Sound City with an option to acquire the remaining 49%. The option was valid through December 31, 2009, and could have been exercised for $3,500,000, which was payable in cash, stock or a combination of cash or stock. Sound City, Inc. is a consumer electronics company with customers across the U.S. Sound City markets audio and video solutions for home and mobile environments, including the HD-TV, Plasma TV and LCD TV market segments. As a full service dealer, Sound City provides a wide range of custom home installations addressing numerous applications. With a customer base of over 900,000 customers, Sound City is a large electronics mail order companies in the U.S., who distributes its products and solutions through its direct mail and Web site channels. Consumers can also find the latest audio, video, car stereo and home theatre products in Sound City's retail locations, including 12 custom showrooms. Sound City operates a web site at the following address: http://www.soundcity.com. For various business reasons, we decided to forego our option to purchase the remaining 49% of Sound City and to give back our 51% ownership interest in exchange for the additional $800,000 of debt that we owed to the minority owners of Sound City. The transfer occurred on October 1, 2006 and we no longer own any interest in Sound City nor do we owe the Sound City shareholders the $800,000 debt we incurred to purchase the original 51%.

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

Results of Operations:

Six months ended December 31, 2006 vs. 2005

During the six months ended December 31, 2006 and 2005, the Registrant had a net loss applicable to common shareholders of $6,618,959 and $1,239,881, respectively.

For the six months ended December 31, 2006 and 2005, the Registrant had total revenues of $5,183,534 and $3,120,624, respectively, as compared with gross margin for the comparable periods of $708,351 and $908,633, respectively

The net loss for the six months ended December 31, 2006 is attributable primarily to expenses incurred as part of our reorganization efforts and activities related to locating and securing new portfolio companies. In addition, we incurred large interest expense and losses on the valuation of our derivative liabilities. The interest expense amounted to $3,203,423 and the loss from our derivative liability valuation was $2,142,209.

Three months ended December 31, 2006 vs. 2005

During the three months ended December 31, 2006 and 2005, the Registrant had a net loss applicable to common shareholders of $992,842 and $556,272, respectively.

For the three months ended December 31, 2006 and 2005, the Registrant had total revenues of $2,097,656 and $1,808,845, respectively, as compared with gross margin for the comparable periods of $26,835 and $539,087, respectively

The net loss for the three months ended December 31, 2006 is attributable primarily to expenses incurred as part of our reorganization efforts and activities related to locating and securing new portfolio companies. In addition, we incurred large interest expense and gains on the valuation of our derivative liabilities. The interest expense amounted to $1,642,962 and the gain from our derivative liability valuation was $1,673,056.

Liquidity and Capital Resources

The cash and cash equivalent balance of the Registrant was $276,103 and $181,701 as of December 31, 2006 and June 30, 2006, respectively.

The Company has incurred substantial losses through December 31, 2006. Until such time that the Company's products and services can be successfully marketed, the Company will continue to need to fulfill working capital requirements through the sale of stock and/or the issuance of debt. The inability of the Company to continue its operations as a going concern would impact the recoverability and classification of recorded asset amounts.

The ability of the company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending September 30, 2006, there is doubt about the Company's ability to continue as a going concern.

Management believes that its current available working capital, anticipated revenues, further planned reductions in operating expenses, and subsequent sales of stock and/or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from December 31, 2006.

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

MODERN TECHNOLOGY CORP.

By:
Dated: February 15, 2007		Anthony K. Welch Chairman, Chief Executive and Chief Financial Officer