Form 10QSB
period 2007-03-31
MODERN TECHNOLOGY CORP
filed 2007-07-05
CIK 711422

`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2007
Common stock, $0.0001 par value	11,019,685

MODERN TECHNOLOGY CORP.

Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)
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

PART I -- FINANCIAL INFORMATION

**MODERN TECHNOLOGY CORP.**
**CONSOLIDATED BALANCE SHEETS**
**March 31, 2007**
(unaudited)

| | |
|---|---|
| ASSETS | |
| | |
| CURRENT ASSETS | |
| Cash | $ 26,199 |
| Total Current Assets | 26,199 |
| | |
| Property and Equipment, net | 24,982 |
| | |
| Notes Receivable | 500,000 |
| Intangible asset - Software, net | 325,000 |
| Other Assets | 28,266 |
| | |
| TOTAL ASSETS | $ 904,447 |
| | |
| LIABILITIES AND STOCKHOLDERS' EQUITY | |
| | |
| CURRENT LIABILITIES | |
| Accounts Payable & Accrued Expenses | $ 589,304 |
| Dividend Payable | 21,911 |
| | |
| TOTAL CURRENT LIABILITIES | 611,215 |
| | |
| Preferred Stock Derivative Liabilty | 1,414,706 |
| Convertible Debt Derivative Liability, net of debt discount | 10,384,192 |
| Common Stock Warrant Derivative Liability | 468,250 |
| | |
| TOTAL LIABILITIES | 12,878,363 |
| | |
| COMMITMENTS AND CONTINGENCIES | |
| | |
| STOCKHOLDERS' EQUITY(DEFICIT) | |
| | |
| Preferred Stock | |
| Authorized: 20,000,000 Shares, $.0001 par value | |
| Series A, 6% cumulative, convertible liquidation value $1,500,000: Issued and Outstanding: 1,500 shares | - |
| Series B Preferred Stock, 4% cumulative, convertible, issued and and outstanding: 1,210,000 shares | 121 |
| Common Stock Par Value $.0001 | |
| Authorized: 150,000,000 Shares | |
| Issued and Outstanding: 11,019,685 Shares | 1,102 |
| Accumulated (Deficit) | (17,021,128) |
| Paid-in-Capital | 5,356,959 |
| Capital Returned | (310,970) |
| TOTAL STOCKHOLDER'S EQUITY(DEFICIT) | (11,973,916) |
| | |
| TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT) | $ 904,447 |

See accompanying summary of accounting policies and notes to financial statements.

**MODERN TECHNOLOGY CORP.**
**CONSOLIDATED STATEMENTS OF OPERATIONS**
(unaudited)

| | For The Three Months Ended March 31, 2007 | For The Three Months Ended March 31, 2006 | For The Nine Months Ended March 31, 2007 | For The Nine Months Ended March 31, 2006 |
|---|---|---|---|---|
| REVENUE | | | | |
| Sales | $ - | $ 4,671,322 | $ - | $ 7,871,185 |
| Cost of Sales | - | 3,891,673 | - | 6,103,664 |
| Gross Margin | - | 779,649 | - | 1,767,521 |
| EXPENSES (INCOME) | | | | |
| Salaries, Benefits & Related Taxes | - | 665,424 | - | 1,432,971 |
| General and Administrative Expenses | 212,741 | 1,092,038 | 887,142 | 2,389,947 |
| Interest Income | - | (4,591) | (1,915) | (4,591) |
| Interest Expense | 335,337 | 109,235 | 3,538,760 | 291,166 |
| Unrealized (Gain) Loss | - | (30,600) | 41,600 | (30,600) |
| Loss on Impairment of Goowill | 2,210,000 | 2,126,983 | 2,210,000 | 2,126,983 |
| Loss on sale of investment | - | 989,000 | - | 989,000 |
| Change in value of derivative liabilities | (4,250,735) | - | (2,108,526) | - |
| TOTAL EXPENSES (INCOME) | (1,492,657) | 4,947,489 | 4,567,061 | 7,194,876 |
| INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE OTHER INCOME (EXPENSE) TAXES AND MINORITY INTEREST | 1,492,657 | (4,167,840) | (4,567,061) | (5,427,355) |
| Minority interest expense | - | (28,191) | - | (77,146) |
| NET INCOME (LOSS) | $ 1,492,657 | $ (4,196,031) | $ (4,567,061) | $ (5,504,501) |
| Preferred Stock Dividends-Deemed | - | (4,236) | - | (10,720) |
| Preferred Stock Dividends-Series A and Series B, in arrears | (34,126) | (22,192) | (103,895) | (67,562) |
| NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS | $ 1,458,531 | $ (4,222,459) | $ (4,670,956) | $ (5,582,783) |
| INCOME (LOSS) PER SHARE--BASIC AND DILUTED | $ 0.16 | $ (1.37) | $ (0.67) | $ (2.71) |
| NUMBER OF WEIGHTED AVERAGE SHARES OUTSTANDING | *8,869,685* | *3,091,933* | *6,955,714* | *2,058,618* |

See accompanying summary of accounting policies and notes to financial statements.

MODERN TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

| | For the nine months ended March 31, 2007 | 2006 |
|---|---|---|
| **CASH FLOWS FROM OPERATING ACTIVITIES:** | | |
| Net Income (Loss) | $ (4,567,061) | $ (5,504,501) |
| Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities: | | |
| Depreciation and Amortization | 80,765 | 111,705 |
| Unrealized (Gain) Loss | 41,600 | (30,600) |
| Noncash assets of subsidiary spun off | (405,163) | - |
| Minority interest | - | 77,146 |
| Noncash interest expense | 3,538,760 | - |
| Change in derivative liabilities | (2,108,526) | - |
| Stock based compensation | 379,123 | 588,530 |
| Goodwill impairment | 2,210,000 | 2,126,983 |
| Realized loss | | 989,000 |
| *Changes in Assets and Liabilities:* | | |
| Decrease (Increase) in Accounts Receivable | - | (437,523) |
| Decrease (Increase) in Inventory | - | (24,371) |
| Decrease (Increase) in Prepaid Expenses | - | 12,228 |
| Decrease (Increase) in Other Assets | - | 55,307 |
| (Decrease) Increase in Accounts Payable | - | 542,176 |
| (Decrease) Increase in Accounts Payable-Related Party | - | (21,235) |
| (Decrease) Increase in Sales Tax Payable | - | (9,139) |
| (Decrease) Increase in Accrued Expenses | - | 216,371 |
| (Decrease) Increase in Other Payables | - | 84,274 |
| Net Cash Provided By (Used In) Operating Activities | (830,502) | (1,223,649) |
| **CASH FLOWS FROM INVESTING ACTIVITIES:** | | |
| (Purchase) of Fixed Assets | | (115,142) |
| Payment for INMarketing Acquisition, net of cash acquired | - | (839,729) |
| (Purchase) Sale of Investments | 75,000 | - |
| Net Cash Provided By (Used In) Investing Activities | 75,000 | (954,871) |
| **CASH FLOWS FROM FINANCING ACTIVITIES:** | | |
| Debt Proceeds | 600,000 | 2,588,334 |
| Payments on Stockholder's Loans | - | (3,550) |
| Repayment of long term debt | - | (86,088) |
| Net Cash Provided by (Used In) Financing Activities | 600,000 | 2,498,696 |
| Net Increase (Decrease) in Cash and Cash Equivalents | (155,502) | 320,176 |
| Cash and Cash Equivalents, Beginning of Period | 181,701 | 190,963 |
| Cash and Cash Equivalents, End of Period | 26,199 | 511,139 |

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING

The accompanying unaudited consolidated financial statements for the three and nine month periods ended March 31, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States and with the Securities and Exchange Commission (the "SEC") rules for interim financial information reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included. Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation. Operating results for the three and nine months ended March 31, 2007 and 2006 are not necessarily indicative of the results for the full fiscal year.

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

The ability of the company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending March 31, 2007, there is doubt about the Company's ability to continue as a going concern.

Management believes that its current available working capital, anticipated revenues, further planned reductions in operating expenses, and subsequent sales of stock and/or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from March 31, 2007.

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

OUR PORTFOLIO COMPANIES

Sound City

We previously owned 51% of Sound City with an option to acquire the remaining 49%. The option was valid through December 31, 2009, and could have been exercised for $3,500,000, which was payable in cash, stock or a combination of cash or stock. Sound City, Inc. is a consumer electronics company with customers across the U.S. Sound City markets audio and video solutions for home and mobile environments, including the HD-TV, Plasma TV and LCD TV market segments. As a full service dealer, Sound City provides a wide range of custom home installations addressing numerous applications. With a customer base of over 900,000 customers, Sound City is a large electronics mail order companies in the U.S.,which distributes its products and solutions through its direct mail and Web site channels. Consumers can also find the latest audio, video, car stereo and home theatre products in Sound City's retail locations, including 12 custom showrooms. Sound City operates a web site at the following address: http://www.soundcity.com. For various business reasons, we decided to forego our option to purchase the remaining 49% of Sound City and to give back our 51% ownership interest in exchange for the additional $800,000 of debt that we owed to the minority owners of Sound City. The transfer occurred on October 1, 2006, and we no longer own any interest in Sound City, nor do we owe the Sound City shareholders the $800,0000 debt we incurred to purchase the original 51%.

.

InMarketing Group Inc.

On December 20, 2005, we acquired 51% of the outstanding common stock of InMarketing Group Inc. (IMG) for $1,000,000 in cash and $1,210,000 in the form of Series B 4% convertible preferred stock of the Company, with an option to acquire the remaining 49%. The option is valid through December 19, 2007. InMarketing has informed us that it believes the option to purchase the additional 49% is no longer valid, and that we now only own 29% of InMarketing. The Company disputes the position taken by InMarketing with regards to the ownership interest and the rights with regards to the option. InMarketing has refused to provide financial information to be included in this filing. As a result, the financial information provided herein does not include any income or expenses generated by InMarketing. We intend to distribute shares of inmarketing to all stockholders of MODC as soon as practicable.

Insight Medical

On January 8, 2007 we entered into an agreement to purchase certain assets of Insight Medical Group, which has technology that will allow for the detection of cancer. The technology is ready for final testing and regulatory approval. Our investors have not provided the funding as provided for and in breach of a Term Sheet executed between the Company and the investors. As a result, we have been unable to meet our commitments to Insight Medical and as a result we have modified the original asset purchase agreement to return the assets in exchange for marketing and distribution rights for the technology and a equity distribution to all MODC stockholders as soon as practicable.

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

Results of Operations:

Nine months ended March 31, 2007 vs. 2006

During the nine months ended March 31, 2007 and 2006, the Registrant had a net loss applicable to common shareholders of $(4,670,956) and $(5,582,783), respectively.

For the nine months ended March 31, 2007 and 2006, the Registrant had total revenues of $-0- and $7,871,185, respectively, as compared with gross margin for the comparable periods of $-0- and $1,767,521, respectively

The net loss for the nine months ended March 31, 2007 is attributable primarily to expenses incurred as part of our reorganization efforts and activities related to locating and securing new portfolio companies. In addition, we incurred large interest expense and gains on the valuation of our derivative liabilities. The interest expense amounted to $3,538,760 and the gain from our derivative liability valuation was $2,108,526. The gains on our derivative liability valuations were the result of our decreasing stock price. We also had a large loss on the impairment of our goodwill of $2,210,000. The goodwill impairment was the result of our evaluation of our INmarketing Group subsidiary.

Three months ended March 31, 2007 vs. 2006

During the three months ended March 31, 2007 and 2006, the Registrant had a net income (loss) applicable to common shareholders of $1,458,531 and $(4,222,459), respectively.

For the three months ended March 31, 2007 and 2006, the Registrant had total revenues of $-0- and $4,671,322, respectively, as compared with gross margin for the comparable periods of $-0- and $779,649, respectively

The net income for the three months ended March 31, 2007 is attributable primarily to the change in our derivative liabilities shown on our balance sheet. In addition, we incurred a large impairment loss on the evaluation of our INmarketing Group subsidiary. Our interest expense for the three months ended March 31, 2007 was the result of our large debt balances.

Liquidity and Capital Resources

The cash and cash equivalent balance of the Registrant was $26,199 and $181,701 as of March 31, 2007 and June 30, 2006, respectively.

The Company has incurred substantial losses through March 31, 2007. Until such time that the Company's products and services can be successfully marketed, the Company will continue to need to fulfill working capital requirements through the sale of stock and/or the issuance of debt. The inability of the Company to continue its operations as a going concern would impact the recoverability and classification of recorded asset amounts.

The ability of the company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending March 31, 2007, there is doubt about the Company's ability to continue as a going concern.

Management believes that its current available working capital, anticipated revenues, further planned reductions in operating expenses, and subsequent sales of stock and/or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from March 31, 2007.

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

Item 5. Other Information

None.

Item 6. Exhibits

a.                                       Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit Number	Description

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 4, 2007.
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 4, 2007.
32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated June 4, 2007.

*                                         Filed herewith.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERN TECHNOLOGY CORP.

	By:	/s/ Anthony K. Welch
Dated: June 4, 2007		Anthony K. Welch Chairman, Chief Executive and Chief Financial Officer